Form 10-Q
period 2016-11-30
UPAY
filed 2017-02-03
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number

UPAY, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway, 12th Floor

Dallas, Texas 75234

(Address of principal executive offices)

(972) 888-6052

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company has 23,915,310 shares outstanding as of February 3, 2017

PART I – FINANCIAL INFORMATION

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2016	February 29, 2016
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$253,936	$146,090
Accounts receivable	–	32,000
Loans receivable from related parties	–	5,693
Prepaid expenses and other current assets	5,969	1,171

Total Current Assets	259,905	184,954

Property and Equipment, Net	7,636	9,009

Total Assets	$267,541	$193,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$162,451	$81,564
Taxes payable	–	4,470
Current portion of capital lease obligations	3,866	3,106

Total Current Liabilities	166,317	89,140
Capital Lease Obligations	4,883	6,181

Total Liabilities	171,200	95,321

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,815,310 shares issued and outstanding (February 29, 2016 – 22,898,310 shares)	23,815	22,898
Additional Paid in Capital	162,832	72,049
Deferred Compensation	(23,125)	–
Stock Subscription Receivable	–	(2,745)
(Accumulated Deficit) Retained Earnings	(62,590)	12,385
Accumulated Other Comprehensive Loss	(4,591)	(5,945)

Total Stockholders’ Equity	96,341	98,642

Total Liabilities and Stockholders’ Equity	$267,541	$193,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015

Revenue	$141,722	$74,054	$334,067	$224,947
Cost of Revenue	(14,862)	(13,362)	(41,562)	(39,883)

Gross Profit	126,860	60,692	292,505	185,064

Expenses
General and administrative	113,728	66,025	363,331	187,221
Depreciation	1,406	1,194	4,035	3,867

Total Expenses	115,134	67,219	367,366	191,088

Net Income (Loss) Before Other Expenses and Income Taxes	11,726	(6,527)	(74,861)	(6,024)

Other Income (Expenses)
Interest income	575	32	1,123	40
Interest expense	(362)	(629)	(1,237)	(2,562)

Income (Loss) Before Income Taxes	11,939	(7,124)	(74,975)	(8,546)
Provision for income taxes	–	–	–	–

Net Income (Loss)	11,939	(7,124)	(74,975)	(8,546)
Other Comprehensive Income
Foreign currency translation adjustments	1,927	597	1,354	169

Comprehensive Income (Loss)	$13,866	$(6,527)	$(73,621)	$(8,377)

Net Earnings (Loss) Per Share – Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted-average Common Shares Outstanding - Basic and Diluted	23,815,310	19,618,462	23,487,139	18,569,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended November 30, 2016	Nine Months Ended November 30, 2015

Cash Flows from Operating Activities

Net Cash Provided by Operating Activities	$34,971	$39,138

Cash Flows from Investing Activities

Proceeds from loans receivable	–	7,898
Repayment of loan receivable	6,547	–
Cash acquired upon acquisition of Rent Pay (Pty) Ltd	–	5,000
Purchase of equipment	(1,426)	–

Net Cash Provided by Investing Activities	5,121	12,898

Cash Flows from Financing Activities

Payments to related parties	–	(1,697)
Principal payments on capital lease obligation	(1,914)	(2,099)
Proceeds from issuance of common stock	57,500	5,000

Net Cash Provided by Financing Activities	55,586	1,204

Effect of Exchange Rate Changes on Cash	12,168	(15,066)

Change in Cash	107,846	38,174

Cash - Beginning of Period	146,090	52,889

Cash - End of Period	$253,936	$91,063

Supplemental Disclosures of Cash Flow Information:

Interest paid	$1,237	$2,562
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay is deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015.

Rent Pay operates principally in South Africa and engages in software development and licensing and provides services to the credit provider industry.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The Financial statements include the accounts of the Company and its subsidiary Rent Pay. All significant intercompany transactions and accounts have been eliminated in consolidation.

b)	Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2016, have been omitted.

c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share on the face of the statement of operations. EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS if applicable is calculated by dividing net income available to common stockholders for the period by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS would reflect the potential dilution from common shares issuable through stock options, performance-based restricted stock units that have satisfied their performance factor and restricted stock units using the treasury stock method.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

e)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2016, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

f)	Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

3.	Loans Receivable from Related Parties

a)	As at November 30, 2016, the Company is owed $nil (February 29, 2016 - $4,807) from a company with common directorship with the Company, which is non-interest bearing, unsecured and due on demand.

b)	As at November 30, 2016, the Company is owed $nil (February 29, 2016 - $393) from a company with common directorship with the Company, which is non-interest bearing, unsecured and due on demand.

c)	As at November 30, 2016, the Company is owed $nil (February 29, 2016 - $493) from a company with common directorship with the Company, which is non-interest bearing, unsecured and due on demand.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2016 Net Carrying Value	February 29, 2016 Net Carrying Value

IT equipment	$1,660	$(999)	$661	$326
Motor vehicle	19,686	(15,606)	4,080	6,128
Furniture and fixtures	2,563	(1,515)	1,048	1,192
Office equipment	2,271	(424)	1,847	1,363

Total	$26,180	$(18,544)	$7,636	$9,009

The motor vehicle above was acquired under a capital lease (see note 5).

During the nine-month period ended November 30, 2016, the Company recorded depreciation expense of $4,035 (2015 - $3,867) which included the amortization of equipment under capital leases.

5.	Capital Lease Obligations

The Company commenced the leasing of motor vehicles on January 1, 2013 for a term of six years. The monthly minimum lease payments are for $409 (R5,725). The lease bears interest at a variable rate per annum and is secured with the motor vehicles in property and equipment with a book value of $4,080 at November 30, 2016. As of November 30, 2016, the present value of the minimum lease payments due for the next three fiscal years are as follows:

Capital Lease Obligations	Year

Lease payments
	2017	$1,227
	2018	4,908
	2019	4,090

Total lease payments		10,225
Less interest		(1,476)

Net capital lease obligations		8,749
Less current portion		(3,866)

Long-term capital lease obligations		$4,883

6.	Common Stock

On April 26, 2016, the Company issued 30,000 shares of common stock with a fair value of $3,000 pursuant to a website service agreement that the Company entered into on January 1, 2016.

On June 15, 2016, the Company issued 300,000 restricted shares of common stock with a fair value of $30,000 pursuant to a Consulting Agreement entered into on June 3, 2016, for two years of business advisory services commencing on the date of issuance (see Note 7). At November 30, 2016, $23,125 of the fair value has been recorded as deferred compensation and will be amortized over the remaining term of the consulting agreement unless the agreement is terminated prior to its expiration by either party with the required 30-day notice, at which time the remaining unamortized deferred compensation will be expensed.

During the period from March 2016 through November 2016 the Company issued 575,000 shares of common stock pursuant to a private placement at $0.10 per share for proceeds of $57,500. In addition, 12,000 shares of common stock were issued which were subscribed for and paid for at February 29, 2016.

7.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate is $637 (R8,918) in the first year and increases to $701 (R9,809) in the second year of the lease. Lease expense for the nine-month period ended November 30, 2016 was $4,965 (2015 - $5,727).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, and the monthly base rate is $715. Lease expense for the nine-month period ended November 30, 2016 was $8,309 (2015 - $nil).

As of November 30, 2016, the future lease commitments for the next two fiscal years are as follows:

Year	Operating Lease Commitments

2017	$4,056
2018	$9,842

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

On June 1, 2015 the Company entered into Consultancy Agreements with two consultants whereby the consultants will assist the Company with the filing of the S-1 Registration Statement of the Company. In consideration for these services the Company will issue to each consultant 10,000 cashless warrants within ten days of the Company receiving an effectiveness notice of the S-1 filing from the Securities and Exchange Commission. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance.

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of November 30, 2016, the services and software have not been completed.

The Company has agreed to issue 100,000 shares of common stock to a consultant. Said shares will only be issued if the Company’s registration statement on Form S-1 is declared effective by the Securities and Exchange Commission. Subsequent to November 30, 2016, the Company issued the 100,000 shares of common stock to the consultant (Note 9).

On June 3, 2016, the Company entered into a Consultancy Agreement for business advisory services in consideration for 300,000 restricted shares of common stock and 2,000,000 cashless warrants that have an exercise price of $3.50 and an exercise period of two years following the effectiveness notice of the S-1 filing from the Securities and Exchange Commission.

8.	Concentrations

The Company’s revenues were concentrated among two customers for the nine-month period ended November 30, 2016 and three customers for the nine-month period ended November 30, 2015:

Customer	November 30, 2016

1	29%
2	15%

Customer	November 30, 2015

3	29%
4	13%
5	12%

9.	Subsequent Events

During December 2016 the Company’s registration statement on Form S-1 was declared effective.

During January 2017, the Company issued 100,000 shares of common stock to a consultant referred to in Note 7.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our results are vulnerable to economic conditions;

•	Our ability to raise adequate working capital;

•	Loss of customers or sales weakness;

•	Inability to achieve sales levels or other operating results;

•	The unavailability of funds for expansion purposes;

•	Operational inefficiencies;

•	Increased competitive pressures from existing competitors and new entrants.

DESCRIPTION OF BUSINESS

Corporate Background

We were formed on July 8, 2015 in the state of Nevada. On November 4, 2015, we conducted a share exchange (the “Share Exchange”) with Rent Pay (Pty), Ltd (“Rent Pay”), a South African company, and Rent Pay’s shareholders. In the Share Exchange, we exchanged 200,000 shares of our common stock for all of Rent Pay’s 1,000 outstanding shares, 500 of which were in the name of Loantech Trust, a trust controlled by our officer, Wouter Fouche, and 500 shares in the name of Folscher Family Trust, a trust controlled by our other officer, Jaco Folscher. As a result of the Share Exchange, Rent Pay become our wholly owned subsidiary. Apart from the Share Exchange, we have never been the subject of a material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. Further, we have never been the subject of a bankruptcy, receivership or similar proceeding. Rent Pay was registered as a South Africa closed corporation on July 21, 2008. In South Africa, a closed corporation is a business entity usually associated with smaller businesses. On February 1, 2012, Rent Pay was converted into a South Africa Limited Liability or private company, which in South Africa is the equivalent of a limited liability company in the US and denotes a larger entity since the shareholders are not limited as with a closed corporation.

Business

We are a provider of cloud-based loan and client administration software solutions, fully integrated with payment gateways and credit bureaus as well as other decision making and risk management tools. Our business has operated in South Africa since July 2008. We are expanding our operations to the US and opened our US head office in Dallas, Texas, from where we will run our US operations. We have not earned any revenue in the US yet but plan to be in operation in the US by July 2017. Our main client base and target market is the payday and installment loan industry. Our software offers a comprehensive solution to small medium and large organizations to limit risk, improve collections on installment loans and comply fully with new US federal and state and South Africa regulations. Our wholly owned subsidiary, Rent Pay, is a software company that offers services to “small dollar loan” South Africa credit facilities, including store fronts that provide such loans (“Store Fronts”). Rent Pay owns its own financial software and provides a loan management service to its South Africa storefronts and online lenders and assists them in all loan cycle segments. We intend to operate the same business as Rent Pay, but we intend to serve “small dollar loan” providers in the US, currently permitted by 33 states. We will use the same software used by Rent Pay, but designed for our future US clients. Our US business will initially concentrate on Texas and California and then to Illinois, Florida, Louisiana and Tennessee.

Products and Services

South African Business Operation:

Our South African Subsidiary, Rent Pay (Pty) Ltd currently provides a web based client and loan administration software platform, the Automated Credit Provider Administration System to registered lenders in South Africa, which we market under the name “ACPAS”. Our customer base consists of customers with physical branch outlets as well as online customers with lending websites. ACPAS was designed to bridge the gap between traditional standalone administration platforms, payment gateways, credit bureaus and other third party service providers through this fully automated software platform. We provide a cloud-based loan origination software system that is compliant with all applicable legislation and we enable our customers to grant loans, sell products, pay bills or pay monthly subscriptions on terms, all within our software system. Our software platform features integrated third party service providers such as registered payment gateways, credit bureaus, two-way texting, credit protection insurance and decision making platforms. We also develop tailor-made web sites for our customers, on demand, based on their needs, that is fully integrated with our ACPAS system. Our system also includes basic accounting and bookkeeping functionality.

Products in South Africa

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we lease to our customers monthly. Our customers use this platform to manage their businesses, clients and processes.

2.	EVO Business Online

Customized websites that we develop for our customers. These websites are fully integrated with our ACPAS system that provides our customers with a public platform to interact and transact with their clients daily.

3.	Credit Enquiries

We are a reseller of credit bureau products. We provide our customers with a base within the ACPAS software system to conduct consumer credit inquiries on consumers to make informed credit decisions whether or not to grant credit to an applicant. We buy these credit enquiries in bulk from the credit bureau and resell the transactions to our customers at a markup price.

4.	Credit Protection Insurance

We act as an agent for a registered insurance company and provide our customers with functionality within the ACPAS software system that enables our customers to sell credit protection insurance to consumers when taking out credit. We receive monthly commission on all insurance sales generated through our system.

5.	Debit order transaction fees

In South Africa, we are a registered Third Party Payment Provider (TPPP) and charge a fee for debit order transactions that we facilitate between parties. This is a percentage-based fee that we charge for every installment due for repayment, that we successfully collect by debit order from the bank account of a consumer for the benefit of our customers and is more fully explained in our Revenue section below.

US Planned Business Operation:

We are a holding company for our South Africa and US operations. We have not yet launched our US based software. Our developers are working on the necessary changes and development needed to customize our system for the US environment. Once complete, we will provide a web based client and loan administration software platform to registered lenders in the US. We will provide a cloud-based loan origination software system that will be compliant with all applicable state and federal legislation and will enable our customers to grant loans, sell products, pay bills or pay monthly subscriptions on terms, all within our software system. Our software platform will feature integrated third party service providers such as registered payment gateways, credit bureaus, two-way texting, credit protection insurance and decision making platforms in the US. We will also develop tailor-made web sites for our customers on demand, based on their needs, that is fully integrated with our system.

Planned products in the USA

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we will lease to our customers monthly. Our customers will use this platform to manage their businesses, clients and processes.

2.	EVO Business Online

Customized websites that we will develop for our customers. These websites will be fully integrated with our ACPAS system that provides our customers with a public platform to interact and transact with their clients daily.

3.	Credit Inquiries

We will be a reseller of credit bureau products. We will provide our customers with a base within the ACPAS software system to do consumer credit inquiries on consumers, in order to make informed credit decisions whether or not to grant credit to an applicant. We buy these credit enquiries in bulk from the credit bureau and resell the transactions to our customers at a markup price.

4.	Credit Protection Insurance

We plan to act as an agent for a registered insurance company and to provide our customers with functionality within the ACPAS software system that will enable our customers to sell credit protection insurance to consumers when taking out credit. We should receive monthly commission on insurance sales generated through our system.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to US needs
•	Whether we will develop interest in our software system in the US
•	The level of activity of credit facilities and their need for our software

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $62,590 at November 30, 2016 and a net loss of $74,975 for the 9 months ended November 30, 2016. As of November 30, 2016, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

Results of Operations: For the 3 months ended November 30, 2015 and November 30, 2016

Revenues

Our revenues for the 3-month period ended November 30, 2016 and 2015 were $141,722 and $74,054, respectively, reflecting increased revenues of $67,668. The $67,668 of increased revenues is primarily attributable to growth in our credit protection insurance product and more of our clients making use of this product.

Net Loss

We had a net profit of $11,939 and a net loss of $7,124 for the 3-month ended November 30, 2016 and 2015, respectively, reflecting an increase of $19,063, which is primarily attributable to growth in our credit protection insurance product and more of our clients making use of this product.

Operating Expenses

We incurred total operating expenses of $115,134 and $67,219, respectively, for the 3-month period ended November 30, 2016 and 2015, reflecting a $47,915 increase for the 3 months ended November 30, 2016, which is attributable to a $47,703 increase in general and administrative expenses.

Results of Operations: For the 9 months ended November 30, 2015 and November 30, 2016

Revenues

Our revenues for the nine months ended November 30, 2016 and 2015 were $334,067 and $224,947, respectively, reflecting a $109,120 increase in our revenues. The increase in our revenues is attributable to growth in our credit protection insurance product and more of our clients making use of this product.

Net Loss

We had a net loss of $74,975 for the nine months ended November 30, 2016 and a net loss of $8,546 for the nine months ended November 30, 2015, reflecting increased net losses of $66,429 for the 9 months ended November 30, 2016. The increase of net loss for the 9 months ended November 30, 2016 is attributable to increased general and administrative expenses of $176,110 for the 9 months ended November 30, 2016.

Operating Expenses

We incurred total operating expenses of $367,366 and $191,088 for the 9 months ended November 30, 2016 and 2015, respectively, reflecting an increase of $176,278 for the nine months ending November 30, 2016. The primary component of this $176,278 is attributable to an increase in general and administrative expenses of $176,110.

Liquidity and Capital Resources

We had working capital of $93,588 at November 30, 2016 and working capital of $95,814 at our fiscal year ended February 29, 2016, representing an immaterial decrease of $2,226 in working capital.

Our net cash flows provided by operating activities was $34,971 for the 9 months ended November 30, 2016 compared to $39,138 for the 9 months ended November 30, 2015, representing a $4,167 decrease in cash flows provided by operating activities.

Our net cash used in investing activities were $5,121 and $12,898, respectively, for the nine months ended November 30, 2016 and 2015, reflecting a $7,777 decrease in cash used in investing activities.

Our net cash provided by financing activities was $55,586 for the 9-month period ended November 30, 2016, compared to $1,204 for the nine months ended November 30, 2015 reflecting an increase in financing activities of $54,382, which resulted primarily from the sale of common stock for $57,500 in 2016.

Off-Balance sheet arrangements

None.

COMPARATIVE RESULTS FOR THE 9 MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015 AND THE 3 MONTHS ENDED NOVEMBER 30, 2016 AND NOVEMBER 30, 2015

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our report as of the end of the period covered by this report. This is because we have not sufficiently developed our segregation of duties and we do not have an audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide risk factors; however, you may review risk factors in our S-1 Registration Statement beginning at page 7, at the following link: https://www.sec.gov/Archives/edgar/data/1677897/000114420416136124/v453709_s1a.htm

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures.

None

Item 5.   Other information

None.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2017

UPAY, INC.

By: /s/ Wouter A. Fouche
Walter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jaco C. Folscher
Jaco C. Folscher

Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

