Form 10-K
period 2017-02-28
UPAY
filed 2018-07-18
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____.

Commission File Number

333-212447

UPAY, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway, 12th Floor

Dallas, Texas 75234

(Address of principal executive offices)

(972) 888-6052

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The Company has 25, 915,310 shares outstanding as of July 17, 2018.

UPAY, Inc.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to UPAY, Inc.

PART 1

ITEM 1. BUSINESS

 Organization

We were incorporated in the state of Nevada on July 8, 2015. On November 4, 2015, we conducted the Share Exchange with Rent Pay, which became our wholly owned subsidiary

Industry Background

United States

The payday loan industry in the US was $45.3 billion for 2014.

South Africa

As per industry data for the 3-month period ending June 30, 2016, the unsecured credit and short-term credit was US$ 1.74 billion (conversion rate as of November 8, 2016) (23.52-billion-rands in South Africa) for that quarterly period.

Our Mission

Our mission is to provide loan administration software to credit providers, retail stores, provisional service industry (doctors, lawyers, accountants) with a high-quality credit management software systems and customer support that will enable such industries to effectively operate and manage their business and credit risk and be in compliance with applicable US federal and state laws and the National Credit Act in South Africa.

Recent Developments

(a)Launching our software at the Lend 360 conference in Dallas in October 2017.

(b)Completed 8 Non-Disclosure Agreements for possible integrations and completed 5 software integration agreements with US companies.

Products and Services

South African Business Operation:

Our South African Subsidiary, Rent Pay (Pty) Ltd currently provides a web-based client and loan administration software platform, the Automated Credit Provider Administration System to registered lenders in South Africa, which we market under the name “ACPAS”.

Our customer base consists of customers with physical branch outlets as well as online customers with lending websites.  ACPAS was designed to bridge the gap between traditional standalone administration platforms, payment gateways, credit bureaus and other third-party service providers through this fully automated software platform.

We provide a cloud-based loan origination software system that is compliant with all applicable legislation and we enable our customers to grant loans, sell products, pay bills or pay monthly subscriptions on terms, all within our software system.  Our software platform features integrated third-party service providers such as registered payment gateways, credit bureaus, two-way texting, credit protection insurance and decision-making platforms. We also develop tailor-made web sites for our customers, on demand, based on their needs, that is fully integrated with our ACPAS system. Our system also includes basic accounting and bookkeeping functionality.

Products in South Africa

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we lease to our customers monthly. Our customers use this platform to manage their businesses, clients and processes.

2.	Theme Studio - Business Online

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

In South Africa, we are a registered Third-Party Payment Provider (TPPP) and charge a fee for debit order transactions that we facilitate between parties. This is a percentage-based fee that we charge for every installment due for repayment, that we successfully collect by debit order from the bank account of a consumer for the benefit of our customers and is more fully explained in our Revenue section below.

US Planned Business Operation:

We are a holding company for our South Africa and US operations. We have not yet launched our US based software.

Our developers continue their work on the necessary changes and development needed to customize our system for the US environment, which is anticipated to be complete by July 2018, at which time we will be able to offer our products in the US. Once complete, we will provide a web based client and loan administration software platforms to registered lenders in the US beginning with the State of Texas and thereafter, contingent upon adequate financing.

We will provide a cloud-based loan origination software system that will be compliant with all applicable state and federal legislation and will enable our customers to grant loans, sell products, pay bills or pay monthly subscriptions on terms, all within our software system.  Our software platform will feature integrated third-party service providers such as registered payment gateways, credit bureaus, two-way texting, credit protection insurance and decision-making platforms in the US. We will also develop tailor-made web sites for our customers on demand, based on their needs, that is fully integrated with our system.

Planned products in the USA

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we will lease to our customers monthly. Our customers will use this platform to manage their businesses, clients and processes.

2.	Theme Studio Business Online

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

5.	ACPAS Transaction fee

We will invoice our customers per transaction, for the volume of transactions effected within the ACPAS system during a month. A transaction is viewed as any agreement/loan made on the system during this period, as well as all receipts made on the system during this period.

6.	Debit order transaction fees

In the US, we plan to charge a service fee for debit order transactions that we plan to facilitate between parties. This will be a percentage-based fee that we will charge for every installment due for repayment, that we successfully collect by debit order from the bank account of a consumer for the benefit of our customers.

This service will have two billing options.

☐	Cost to Client (CTC) - The cost of the transaction is paid by the bank merchant’s client/consumer; and

☐	Cost to Merchant (CTM) - The cost of the transaction is paid by our merchant (A merchant is a registered bank merchant and in our business case, a merchant refers to our customer).

Revenue

In the US, we plan to charge a service fee for debit order transactions between parties to credit transactions. This will be a percentage-based fee that we will charge for every installment due for repayment, that we collect by debit order from the bank account of a consumer (borrower) for the benefit of our customers (lenders).

This service will have two billing options:

☐	Cost to Client (CTC) - The cost of the transaction is paid by the consumer; and
☐	Cost to Merchant (CTM) The cost of the transaction is paid by our customer.

Planned US Revenue Segments

Item	Price
Monthly software license fee	$500
Installation and setup (one-time charge)	2,500.00
ACPAS Transaction fee (per transaction) (1)	$1.50

*The average ACPAS volume of transactions/per month/per branch historically has been 500 transactions

(1)	Transaction Fee (CTC /CTM per successful transaction) per quote on % basis Transaction Fee (CTC /CTM per successful transaction) per quote on % basis (between 1.5% and 2.5% of transaction amount collected)

A transaction is defined as: (a) a loan created on our ACPAS platform; (b) a receipt made on our ACPAS platform.

We will also provide custom website development services on a per quote basis.

Description	South Africa Revenue Segment
ACPAS - Monthly License Fee	$50
ACPAS Installation and Setup fee (One-time charge)	$99.53
Transaction Fee (CTC /CTM per successful transaction)	$2.55%
Ave volume of transactions/per month/per branch	500
Commission on insurance	Variable

(A transaction is defined as: a successful debit order collection through our debit order platform)

We will also provide custom website development services on a per quote basis.

Sales and Marketing Strategy US and South Africa

We provide a cloud-based loan origination software platform that enables businesses grant loans, sell products, pay bills and monthly subscription on terms. Our marketing activities to date in South Africa have primarily consisted of contacting potential sales leads and making presentations and attending a once a year conference that we attend with the Micro Finance South Africa.

With respect to our marketing campaign in both the US and South Africa, we plan to implement an all-in-one software platform that will enable us to manage and provide an inbound marketing experience to our customers. At the core of this platform will be a single inbound database that captures its customer activity throughout the customer lifecycle. The platform will use our centralized inbound database to empower us to create more personalized interactions with customers, such as personalized social media alerts, personalized websites, personalized emails and targeted alerts for sales people. This all-in-one platform is a marketing automation software solution, currently available on the market that we plan to buy and implement in our business.

With the marketing software implemented, we will use integrated applications like social media, search engine optimization, blogging, website content management, marketing automation, email, analytics and reporting to engage and attract visitors to our website and interact with potential customers throughout.

We plan to use the following marketing methods within the marketing software to implement our strategy:

Videos & Pot casts

Videos and digital media files each month will be created and posted continuously to attract viewers, which we have been accomplishing since August 2017.

Social Media & Applications

We will use social media and apps to connect with leads and our customers on a more personal level. We make use of two marketing companies to promote our brand on social media platforms.

Blog Posts

Create and maintain interesting blog posts to attract leads.

Webinars

We will attract potential customers by hosting webinars on interesting industry topics and by engaging with customers and potential customers face to face, by sharing quality information and having discussions on relevant industry matters. We purchased GoToMeeting and use this tool to interact with potential clients doing webinars.

Email Campaigns & News Letters

We will signup customers and leads interested in our product through value added newsletters and email campaigns.

Events

We will arrange in-person marketing events together with industry leaders and opinion makers that will ensure personal interaction opportunities with potential clients that could result in a high conversion rate and quality leads to follow up on. During 2017, we attended 8 conferences engaging with industry leaders.

Seasonality

We have not had a seasonal business cycle in South Africa. We do not anticipate our business in the US being materially affected by seasonality factors.

Raw Materials

We do not use raw materials in our business.

Target Market

Our target market consists of:

☐	Online lenders;
☐	Credit facility storefronts;
☐	Retail establishments
☐	Lawyers, doctors, accountants; and
☐	Athletic or other clubs that charge monthly fees

Reliance Upon One or a Few Customers

During our Fiscal Year 2017, 4 customers accounted for 69.54% of our revenues business in South Africa, as follows: (a) 36.9% - Babereki, a payroll lender; b 15.88% -Finance 27, an online lender; (c) 11.67% - Finbond Mutual Bank, a branch-based bank and (d) 5.04% - Mpowa Finance, an online lender.

Employees

We have 13 full-time employees: (a) our 2 officers, Wouter A Fouche and Jacob C Fölscher; (b) 1 project manager; (c) 1 administration manager; (d) 1 scientific programmer; (e) 5 systems engineers; and (f) 1 accounting/bookkeeping. 2 assistants. Our scientific programmer and 5 system engineers will continue to provide support and technical assistance and modifications to our current ACPAS support development of future products and our current system. All of our employees are located at our South Africa office, except for Wouter A. Fouche who is located at our US headquarters in Dallas, Texas.

To be Hired Employees

Over a 12-month period, we plan to hire 8 sales representatives, 4 technical support staff members, 4 training consultants and 1 national sales manager.

Geographic Territory

Our products and services have been offered since June 2008 in all South Africa provinces and will continue to be so offered. We have not yet offered our services in the US but intend to begin offering our products and services in July 2018, beginning with the State of Texas and then contingent upon adequate financing in other states.

Competition

Our primary competitors in the US are:

●	Infinity Enterprise Lending Systems based in Invise, Nevada; and
●	Epic Loan Systems based in Fort Lauderdale, Florida.

Our primary competitors in South Africa are

●	Compuscan; and
●	Delter.

Each of the above competitors sell credit related software that is sold to payday and other lenders.

Competitive Advantages

☐	We are a Cloud based system and there is no need for physical installation;
☐	For the past 7 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;
☐	South Africa has a non-paying culture as evidenced by market data.

Competitive Disadvantages

☐	Our competitors in the US and South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;
☐	We have not yet commenced our operations in the US;
☐	We will have substantial development of our business and software program to adopt to the various states; and
☐	We have not tested our marketing or our product in the US.

Government Regulation

Our customers’ products and services are subject to extensive US local, state and federal regulation and South Africa regulations. The regulation of the loan products and services industry is intended primarily for the protection of consumers and is constantly in flux as new regulations are introduced and existing regulations are repealed, amended, and modified.

US Regulation

Federal

Lending Laws.

Our customers’ businesses are subject to the federal Truth in Lending Act and its underlying regulations, known as Regulation Z, the Fair Credit Reporting Act and the Equal Credit Opportunity Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under the Truth in Lending Act are intended to promote the informed use of consumer credit. Under the Truth in Lending Act, when acting as a lender, a company is required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The Fair Credit Reporting Act regulates the collection, dissemination and use of consumer information, including consumer credit information. The federal Equal Credit Opportunity Act prohibits a company from discriminating against any credit applicant based on any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application.

Consumer Reports and Information.

The use of consumer reports and other personal data used in credit underwriting is governed by the Fair Credit Reporting Act and similar state laws governing the use of consumer credit information. The Fair Credit Reporting Act establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers where their loan application has been denied because of information contained in their consumer report. The Fair Credit Reporting Act requires a company to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by a company to a consumer reporting agency.

Information-Sharing Laws.

Our customers are also subject to the federal Fair and Accurate Credit Transactions Act, which limits the sharing of information with affiliates for marketing purposes and requires the Company to adopt written guidance and procedures for detecting, preventing and responding appropriately to mitigate identity theft and to adopt various policies and procedures and provide training and materials that address the importance of protecting non-public personal information and aid a company in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate.

Marketing Laws.

Our customers’ advertising and marketing activities are subject to several federal laws and regulations including the Federal Trade Commission Act, which prohibits unfair or deceptive acts or practices and false or misleading advertisements in all aspects of a company’s business. In furtherance of consumer protection, the Federal Trade Commission provides guidance and enforces federal laws concerning truthful advertising and marketing practices; fair financial practices in lending, loan servicing and debt collection; and protection of sensitive consumer information. As a financial services company, any advertisements related to a company’s products must also comply with the advertising requirements set forth in the Truth in Lending Act. Also, any of a company’s telephone marketing activities must comply with the Telephone Consumer Protection Act and the Telephone Sales Rule. The Telephone Consumer Protection Act prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without the express consent of the consumer, and the Telephone Sales Rule established the Do Not Call Registry and sets forth standards of conduct for all telemarketing. A company’s advertising and marketing activities are also subject to the CAN-SPAM Act of 2003 which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to the source of content.

Military Lending Laws

In July 2015, the Department of Defense published a finalized set of new rules under the Military Lending Act. The Military Lending Act (and rules previously adopted thereunder) restricts credit companies from offering its short-term unsecured credit products to members of the military or their dependents because none of the Company’s short-term unsecured credit products carry a military annual percentage rate of 36% or less. The new rule expands the scope of the credit products covered by the Military Lending Act to include certain non-purchase money loans secured by personal property or vehicles and certain unsecured installment loan products to the extent any of such products have a military annual percentage rate greater than 36. The rules under the Military Lending Act contain various disclosure requirements, limitations on renewals and refinancing and other restrictions, including restrictions on the use of prepayment penalties, arbitration provisions and certain waivers of rights. The rule provides that a lender is subject to fines and other penalties if it extends credit to a member of the military or a military dependent on terms prohibited by the rule. The new rule does provide a safe harbor for a lender if it verifies a potential borrower’s military status before extending credit by checking the Department of Defense’s database or a database of a national credit-reporting agency that provides military status information. In addition, Federal law also limits the annual percentage rate on existing loans when the consumer becomes an active-duty member of the military during the life of a loan, or the spouse of an active duty member of the military during the life of the loan. In accordance with federal law, the interest rate must be reduced to 6% per year on amounts outstanding during the time in which the service member is on active duty.

Funds Transfer and Signature Authentication Laws.

Our customers’ business is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required for debiting or crediting a debtor’s bank account relating to a consumer loan (i.e., ACH funds transfer). Furthermore, our customers are also subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed to obtain and authenticate e-signatures.

Debt Collection Practices.

Additionally, our customers’ CSO programs are required by both federal and some state laws to comply with the federal Fair Debt Collection Practices Act. Our customers also use the Fair Debt Collection Practices Act as a guide in connection with operating its other collection activities. Our customers are also required to comply with all applicable state collection practices laws.

Privacy and Security of Non-Public Customer Information.

Our customers are subject to various federal and state laws and regulations relating to privacy and data security. Under these laws, including the federal Gramm-Leach-Bliley Act, our customers must disclose to consumers its privacy policy and practices, including those policies relating to the sharing of consumers’ nonpublic personal information with third parties. This disclosure must be made to consumers when the customer relationship is established and, in some cases, at least annually thereafter. These regulations also require a company to ensure that its systems are designed to protect the confidentiality of consumers’ nonpublic personal information. These regulations also dictate certain actions that it must take to notify consumers if their personal information is disclosed in an unauthorized manner.

Anti-Money Laundering and Economic Sanctions.

Our customers are also subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which a company must maintain an anti-money laundering compliance program covering certain of its business activities. In addition, the Office of Foreign Assets Control prohibits a company from engaging in financial transactions with specially designated nationals.

Consumer Financial Protection Bureau

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which authorized the creation of the Consumer Financial Protection Bureau (“CFPB”) to regulate a variety of consumer finance transactions. The CFPB has regulatory, supervisory, and enforcement powers over non-bank providers of consumer financial products and services, like us. The CFPB has explicit supervisory authority to: (i) examine and require registration of providers of consumer financial products and services, including providers of consumer loans such as us; (ii) adopt rules describing specified acts and practices as being “unfair,” “deceptive,” or “abusive,” and hence unlawful; and (iii) impose recordkeeping obligations. We do not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by us or the timeframe in which the CFPB may consider such rules.

The CFPB has indicated that it intends to systematically gather data to obtain a complete understanding of the consumer loan market and its impact on consumers, and the CFPB has also released its Short-Term, Small-Dollar Lending Procedures, which, in conjunction with the CFPB’s supervision and examination manual is the field guide CFPB examiners will use when examining small-dollar lenders such as Advance America. The CFPB’s examination authority permits CFPB examiners to inspect our books and records and ask questions about our business. The CFPB’s examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities, sustained use by consumers, collection activities, defaults, consumer reporting and third-party relationships. We have incurred, and will continue to incur, additional expenses to monitor and comply with CFPB regulations. Althou.gh the CFPB does not have the authority to regulate fees or interest rates, it is possible that the CFPB could propose and adopt rules that would make short-term consumer lending products and services materially less profitable or even impractical to offer, which could force us to modify or terminate certain of our product offerings in the United States. The CFPB also could adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules may have a material adverse effect on our business, results of operations, and financial condition or could make the continuance of all or part of our current U.S. business impractical or unprofitable.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, results of operations, and financial condition.

Other Federal Laws

Our customers’ products and services are subject to a variety of other federal laws and regulations, such as the Truth-in-Lending Act (“TILA”), the Equal Credit Opportunity Act (“ECOA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”), the Gramm-Leach-Bliley Act (“GLBA”), the Bank Secrecy Act, the Money Laundering Control Act of 1986, the Money Laundering Suppression Act of 1994, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “PATRIOT Act”), and the regulations promulgated under each. Among other things, these laws require disclosure of the principal terms of each transaction to every customer, prohibit misleading advertising, protect against discriminatory lending practices, and proscribe unfair credit practices. TILA and Regulation Z, adopted under TILA, require disclosure of, among other things, the pertinent elements of consumer credit transactions, including the dollar amount of the finance charge and the charge expressed in terms of an annual percentage rate.

Our customers’ marketing efforts and representations made about their loan advances are subject to federal and state unfair and deceptive practices statutes. The Federal Trade Commission (“FTC”) enforces the Federal Trade Commission Act and the state attorneys general and private plaintiffs enforce the analogous state statutes.

Federal Legislative Proposals

Various anti-cash advance legislation has been proposed or introduced in the U.S. Congress. Federal and state legislators continue to receive pressure from consumer advocates and other industry opposition groups to adopt such legislation. In 2008 and 2009, bills were introduced in the U.S. Congress that would have placed a cap of 36% on the effective annual percentage rate (“APR”) on all consumer loan transactions. Another bill would have placed a 15-cents-per-dollar borrowed ($0.15/$1.00) cap on fees for cash advances and would have implemented other consumer protections. Other bills have been introduced that would have limited to six the number of cash advances a customer would be permitted to receive in any 12-month period. Any federal legislation or regulation that places restrictions on cash advances and similar services could have a material adverse effect on our customers’ business, prospects, results of operations, and financial condition. Any federal law that would impose a 36% APR limit or prohibit or severely restrict cash advance services may eliminate our customers’ ability to continue their current operations and in turn negatively affect our revenues and results of operations.

State and Local Regulations

Our customers’ consumer loan business is regulated under a variety of enabling state statutes and is also subject to various local rules and regulations. The scope of state regulation, including the fees and terms of a company’s consumer loan products and services, varies from state to state. The terms of our customers’ loan products and services will vary from state to state to comply with the laws and regulations of the states in which it operates. The states with laws that specifically regulate the consumer loan products and services typically limit the principal amount of a consumer loan and set maximum fees or interest rates that customers may be charged. Most states also limit a customer’s ability to renew a short-term consumer loan and require various disclosures to consumers. State statutes often specify minimum and maximum maturity dates for consumer loans and, in some cases, specify mandatory cooling-off periods between transactions. Our customers’ collection activities regarding past due amounts are subject to consumer protection laws and state regulations relating to debt collection practices. In addition, some states require certain disclosures or content to accompany a company’s advertising and marketing materials. Also, some states require a company to report loan activity to statewide databases and restrict the number and/or principal amount of loans a consumer may have outstanding at any time or over the course of a period, typically twelve months. The local rules and regulations vary widely from city to city. The most restrictive local rules and regulations relate to zoning and land use restrictions; however, local jurisdictions’ efforts to regulate or restrict the terms of a consumer loan product have recently increased, predominantly in the State of Texas.

In states or jurisdictions where the credit facilities offer CSO programs, our customers are required to comply with that jurisdiction’s Credit Services Organization Act, Credit Access Business law or a similar statute. These laws generally define the services that the Company can provide to consumers and require the Company to provide a contract to the customer outlining the Company’s services and the cost of those services to the customer. In addition, these laws may require additional disclosures to consumers and may require the Company to be registered with the jurisdiction and/or be bonded.

Over the last few years, legislation that prohibits or severely restricts our customers’ loan products and services or the profitability of the loan products and services has been introduced or adopted in a number of states.

South Africa Credit Regulations (The National Credit Act)

The National Credit Act (“NCA”) regulates the South Africa credit industry and was designed to protect consumer in the credit market and make credit and banking services more accessible. The Purpose of the NCA Act is to: promote a fair and non-discriminatory market place for access to consumer credit; regulate consumer credit and improve standards of Consumer information; prohibit certain unfair credit and credit marketing practices; promote responsible credit granting and use; prohibit reckless credit granting; provide for debt re-organization in case of over-indebtedness; to regulate credit information; and establish recourse for unfair credit practices. The NCA does this by simplifying and standardizing credit agreements and information disclosure; providing for the use of simple language that is easy to understand for comparing credit agreements from different credit providers; ensures all credit products are handled in the same way by credit providers; assisting over-indebted Consumers to restructure their debt with the help of a Debt Counselor (DC) and encourage responsible lending; regulates credit bureaus in terms of their Consumer information and records; establishing the National Credit Regulator (NCR) to regulate the entire credit market; and establishing the National Consumer Tribunal (CT) to adjudicate on Consumer complaints and disputes with credit providers, contraventions of The Act and decisions of the Regulator.

The NCA affects anyone dealing with the credit industry such as credit grantors, credit grantees and intermediaries. The NCA defines a “credit agreement” broadly as any installment purchase agreement of goods or services, as well as the extension of credit in the form of money i.e. home loans, personal loans, credit cards, store cards and short-term loans. Therefore, a credit agreement applies to any party involved in the credit agreement which is classified into three categories namely incidental credit agreements; intermediate agreements; and large credit agreements.

Credit Providers include banks, micro lenders, retailers such as furniture and clothing stores, all businesses, companies, close corporations, partnerships and individuals who do business on credit, provide loans or charge interest on overdue accounts. Consumers Include natural person, companies, close corporations, trusts (with more than three individual trustees), partnerships and an association of persons whose asset value or annual turnover, together with the combined asset value or annual turnover of all related juristic persons, at the time the agreement is made, equals or exceeds the threshold value of 1 million rands.

The NCA lists a number of consumer rights, which are protected by the Act. A party who breaches Consumer rights protected by the NCA commits an offence in terms of credit law, which enables Consumer recourse through the established dispute channels. The following are Consumer rights protected in the NCA:

☐	To apply for credit
☐	To be protected against discrimination in the granting of credit
☐	To be informed why credit has not been granted, should you ask
☐	To receive a free copy of your credit agreement
☐	To receive a credit agreement in plain and simple language
☐	To have your personal and financial information treated confidential
☐	To understand all fees, costs, interest rates, the total installment and any other details
☐	To say no to increases on your credit limit
☐	To decide whether or not you want to be informed about products or services via telephone, SMS, mail or e-mail campaigns
☐	To apply for debt counseling should you be overwhelmed by debt

The key points of the NCA are:

1. Marketing

The NCA restricts and prohibits certain practices of loan canvassing such as door to door selling, uninvited canvassing at workplaces or homes. The NCA also increased control over marketing practices and advertisements such as automatic credit limit increases and negative option marketing i.e. if you do not decline, we will assume you agree. In addition, the National Credit Act provides for clear and understandable marketing communication. Consumers must receive a detailed written quote, which is valid for 5 business days, to enable quote comparisons from different credit providers.

2. Capped Interest Rates and Other Fees and Charges

The NCA effectively caps the interest rates, fees and other charges, which credit providers, can charge, depending on the type of credit and when the credit was granted. The maximum interest rate, in most cases, is based on a formula, which is dependent on the SA Reserve Bank Repurchase (Repo) rate at the time that the credit was granted. Essentially, there are seven rate categories namely mortgage agreements; credit cards/facilities; unsecured credit transactions; short-term credit transactions; developmental credit agreements; other credit agreements and incidental credit agreements. The NCA places a cap on the maximum amount that a credit provider can charge for other fees such as initiation fees, monthly service, and default and collection costs. While a loan protection policy is permitted, the charges must “be reasonable” and the Consumer may use/cede an existing insurance cover.

3. Loan Application

The NCA requires credit providers to supply simple contracts that are easy to understand, in two official languages and the Consumer must receive a free copy. Consumers are also entitled to a reason, on request, when the credit provider denies credit. The NCA requires credit providers to do due diligence to ensure the Consumer can afford the loan and all loans must be recorded on a register to prevent Consumers becoming over-indebted.

4. Reckless Lending

Credit providers are in contravention of the NCA and may be judged guilty of reckless lending if the Consumers ability to afford loan repayments is not assessed before granting credit. Credit providers may be subject to severe penalties and may even forfeit their right to recover the debt if they are judged guilty of reckless lending. However, Consumers who failed to fill in the loan application fully and honestly are not protected by the NCA.

5. Debt Counselor & Counseling

The NCA gives Consumers the right to apply for financial management and debt counseling assistance if he or she is unable to pay their debts. The Debt Counselor (DC) is registered by the NCR after successful course and exam completion. Debt counselors will help over-indebted Consumers restructure/rearrange their debt repayments, this process can be voluntary or made an order of the court.

All DCs must be registered with the National Credit Regulator and fees are prescribed in terms of the NCA. Consumers must understand and accept the process, charges and payments before undergoing debt counseling. Once the Consumer has signed for debt counseling, the credit bureau is notified, and the Consumer will be unable to obtain further credit for the duration of debt counseling until the process is finalized/withdrawn.

6. Credit Bureau

The NCA requires all credit bureau to be registered with and submit reports to the National Credit Regulator. Credit bureau are required to ensure data is accurate at all times and that inaccurate information is immediately removed without cost to the Consumer after the Consumer has lodged a complaint. The NCA regulations stipulate how Credit bureau information is obtained, used, and for how long it should remain on a Consumer’s profile.

In addition, Consumers are eligible for one free credit report from each credit bureau each year to effectively manage their credit profiles.

7. The National Credit Regulator and the Consumer Tribunal

The NCA established the NCR to regulate the credit industry and ensure that credit providers comply with the NCA. In addition, the NCR is responsible for investigating and evaluating Consumer complaints about alleged contraventions of the NCA by credit providers. All credit providers, credit bureau and debt counselors must register and report to the NCR.

In addition to the NCR, the NCA established the Consumer Tribunal with equal status to a court of law to hear and adjudicate on: applications made in terms of the NCA by consumers; credit providers and credit bureau; debt counselors and the NCR including applications for interim relief and a review of the NCR’s decisions; matters referred to by the NCR or complaints related to allegations of prohibited

Research and Development

Since our inception, we have had no research and development expenses.

Patents and Intellectual Property/Trademarks/Licenses/Franchises

We do not currently own any patents and have no intention of applying for patents. We rely upon our trade secrets for our technology. We currently have no trademarks. We are not a party to any license, royalty or franchise agreements.

Material Agreements

Verbal Agreement with Wouter Fouche

We have a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available. Additionally, we verbally agreed to pay Wouter Fouche a $10,000 relocation expense for relocating to the US. This monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US. The $9,000 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

Share Exchange Agreement with Rent Pay (Pty) Ltd

On November 4, 2015, we completed a Share Exchange Agreement with Rent Pay (Pty), Ltd (“Rent Pay”), a South African company, and Rent Pay’s shareholders, which are South Africa Trusts controlled by our officers.   In the Share Exchange, we exchanged 200,000 shares of our common stock for all of Rent Pay’s outstanding shares (1,000 shares), 500 of which were in the name of the Loantech Trust, a trust controlled by our officer, Wouter Fouche, and 500 shares in the name of Fölscher Family Trust, a trust controlled by our other officer, Jacob Fölscher. As a result of the share exchange, Rent Pay become our wholly owned subsidiary of UPAY

Stock Purchase Agreement with Emerging Markets Consulting, LLC

We have an October 26, 2015 stock purchase agreement with Emerging Markets Consulting, LLC (“Emerging Markets”) providing for Emerging Markets’ purchase of 1,875,000 common stock shares for a per share price of $0.0013 for a total purchase price of $2,500. As disclosed on page 50, this transaction is a related party transaction and Emerging Markets is a related party.

Stock Purchase Agreement with Rainmaker Group Consulting, LLC

We have an October 26, 2015 stock purchase agreement with Rainmaker Group Consulting, LLC (“Rainmaker”) providing for Rainmaker’s purchase of 1,875,000 common stock shares for a per share price of $0.0013 for a total purchase price of $2,500. As disclosed on page 50, this transaction is a related party transaction and Rainmaker is a related party.

Independent Consulting Agreement with Emerging Markets Consulting, LLC

We have an independent consulting agreement with Emerging Markets effective as of June 1, 2015, whereby Emerging Markets provides us with the following services: (a) consult with and assist us in capitalization table and share structure; (b) assisting with review of the S-1 Registration Statement; (c) coordinate with professionals involved in the S-1 Registration Process, including our Chief Executive Officer, securities attorney and auditor, for the purpose of efficiently coordinating the S-1 Registration Process; (d) referral of a broker-dealer to file a 15c2-11 with FINRA and consult with and assist us in the filing of a 15c2-11 with FINRA; and (e) referral of a company to file a DTC application with the Depository Trust Company and consult with and assist us in the filing of a DTC application with the Depository Trust Company. We are required to pay Emerging Markets 10,000 cashless warrants to be issued within 10 days of receiving an effectiveness notice from the SEC regarding the S-1 filing. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. As disclosed on page 50, this transaction is a related party transaction and Emerging Markets is a related party.

Independent Consulting Agreement with Rainmaker Group Consulting, LLC

We have an independent consulting agreement with Rainmaker effective as of June 1, 2015, whereby Rainmaker provides us with the following services: (a) referrals from the Consultant to us, regarding PCAOB auditors, accounting professionals experienced in GAAP accounting, Edgar services, transfer agents, securities attorney and other professionals as requested by the Company; (b) assisting with review of an S-1 Registration Statement; (c) coordinate with professionals involved in the S-1 Registration Process, including our Chief Executive Officer, securities attorney and auditor, for the purpose of efficiently coordinating the S-1 Registration Process; and (d) consult with and assist us in developing the Company’s business plan, strategy and personnel. We are required to pay Rainmaker 10,000 cashless warrants to be issued within 10 days of receiving an effectiveness notice from the SEC regarding the S-1 filing. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance.  As disclosed on page 50, this transaction is a related party transaction and Rainmaker is a related party.

Consulting Agreement with Ferdinand Labuschagne

We have a June 3, 2016 consulting agreement with Ferdinand Labuschagne to perform business advisory services in return for 300,000 restricted common stock shares that were issued and two million cashless warrants exercisable at $3.50 with an exercise period of 2 years following the effectiveness notice from the SEC, at which time the warrants will be issued. The warrant and its underlying shares and the 300,000 shares are subject to a Dribble Out Agreement providing that Ferdinand Labuschagne agrees not to sell during each quarter after the lock up period more than 10% of its shares then held and not more than 1,500 shares per day. The shares and the warrants are locked up for a period of 2 years following their issuance.  As disclosed on page 50, Ferdinand Labuschagne is Wouter A. Fouche’s brother-in-law and the consulting agreement is a related party transaction.

Software Services Agreement with Fourier Systems (Pty) Ltd

We have a January 18, 2016 Software Services Agreement with Fourier Systems (Pty) Ltd (“Fourier”), a software services company located and registered in South Africa. In the agreement, Fourier agrees to provide services to develop the software for a US Loan Administration System and a Payment Gateway System in return for 1,800,000 restricted common stock shares, 1,000,000 shares of which will be recorded in book entry at our transfer agent within 10 days of the development completion of all functionality of the Loan Administration System and 800,000 shares of which will be recorded in book entry at the Company’s transfer agent within 10 days of the development completion of the our Payment Gateway. The agreement is subject to the terms of a Dribble Out Agreement providing that: (a) the 1,000,000 shares and the 800,000 shares will be locked up for 2 years following the issuance of the 1,000,000 shares and 800,000 shares, respectively; and (b) Fourier may not sell during each quarter after the lock-up period more than 10% of its shares then held and not more than 3,000 shares per day.

Website/Software Services Agreement with Twin Harbor Web Solutions, Inc.

We have a January 1, 2016 Website/Software Services Agreement with Twin Harbor Web Solutions, Inc. (“Twin Harbor) providing that Twin Harbor will provide software and website development services involving website design and basic website setup for our ACPAS system. The agreement provides that we will pay Twin Harbor: (a) $35 per month to be billed annually for website hosting; (b) $750 for website setup; (c) an initial $2,000 payment to build the master website and the plug in with all of our web services; and (d) upon completion of the master website with all plugins, we will issue 30,000 restricted common stock shares.

ITEM 1A.    RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

We pay monthly rent of $715 per month for our Dallas, Texas office. Our office is 155 square feet and are adequate for our current needs. Our lease expires on 30 April 2018 but automatically renews after this period on a month to month basis. Our Dallas, Texas office is adequate for our needs.

Rent Pay’s offices are located at South Africa and comprise 1076 square feet. The South Africa offices are composed of reception area, boardroom, one sales room, support and administration office. Rent Pay pays monthly rent of $683 and its lease expires on 28 February 2018. We are currently in the process of extending our current lease and also to add the next-door office to our new lease agreement, as we would need additional space in the near future. The total office space will double and now be 2152 square feet as of April 2018.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol

We do not yet have a trading symbol. Our sponsoring broker-dealer filed a 15c2-11 application with FINRA which is undergoing the comment process.

Common Stock

As of June 4, 2018, our common stock was held by 39 stockholders of record and we had 25 915 310 shares of common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words and may include:

●	projections about accounting and finances;

●	plans and objectives for the future;

●	projections or estimates about assumptions relating to our performance; or

●	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our results are vulnerable to economic conditions;

●	Our ability to raise adequate working capital;

●	Loss of customers or sales weakness;

●	Inability to achieve sales levels or other operating results;

●	The unavailability of funds for capital expenditures;

●	Operational inefficiencies;

●	Increased competitive pressures from existing competitors and new entrants;

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2016 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements that we make.

GENERAL

Recent Developments

Overview

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended February 28, 2017.

Recently Adopted Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) “ Income Statement – Reporting Comprehensive Income (Topic 220) ”. This ASU deals with the reclassification of certain tax effects from Accumulated Other Comprehensive Income. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

In July 2017, FASB issued ASU “ Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) ”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Management believes that Topics 260 and 480 pertains to the Company and the impact will be immaterial.

In November 2016, the FASB issued ASU 2016-18, “ Statement of Cash Flows ”. The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We plan to adopt this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “ Improvements to Employee Share-Based Compensation Accounting ”, which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The ASU 2016-09 was subsequently updated with ASU 2017-09, issued in May 2017. These standards will become effective for us in fiscal 2018. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

In January 2018, FASB issued Update 2018-01—Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which states the amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted, and Example 10 of Subtopic 350- 30. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance.

In September 2017, FASB issued and update to ASC 606, which states effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 2017 AND 2016

Results of Operations:  For the year ended February 28, 2017 and February 29, 2016

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 28, 2017 and February 29, 2016 were $572,868 and $340,811, respectively, reflecting increased revenues of $232,057 or 68%. The $232,057 increased revenues are primarily attributable to growth in our custom software development and in our current customers’ turnover and subsequent transactional revenue earned from it.

Net Profit/Net Loss

We had a net loss of $60,891 for the year ended February 28, 2017 and a net income of $4,525 for the year February 29, 2016, reflecting increased net loss of $56,366, which is primarily attributable to the high cost associated with required PCAOB audits and underlying accounting work as well as growth in employee cost and software development and legal cost. We had a working capital surplus of $132,894 and $95,814 at February 28, 2017 and February 29, 2016, respectively. The $132,894 working capital surplus in fiscal year 2017 is primarily attributable to our increased cash and cash equivalents to $262,974 at February 28, 2017 (compared to $146,090 at February 29, 2016), offset by current liabilities of $222,053 at February 28, 2017 (compared to $89,140 at February 29, 2016)

Operating Expenses

We incurred total expenses of $557,545 and $276,447 for the years ended February 28, 2017 and February 29, 2016 respectively, reflecting an increase of $281,098 or 102% from fiscal year 2016 to fiscal year 2017. The increase in total expenses from the prior fiscal year is primarily attributable to increased accounting, legal and employee cost, contributing to general and administrative expenses of $552,130 from fiscal year 2017 compared to $271,501 from fiscal year 2016, representing a $280,629 increase or 103% in expenses.

Our net cash flows provided by operating activities was $59,496 for the year ended February 28, 2017 compared to cash flows used in operating activities of $30,078 for the year ended February 29, 2016, representing an increase of $29,418.

Our net cash provided by investing activities were $(3,682) and $3,608 for the years ended February 28, 2017 and February 29, 2016, respectively, reflecting a $7,290 decrease in net cash used in investing activities. This $7,290 decrease in net cash used in investing activities is primarily attributable to the purchase of fixed assets, such as office and IT equipment.

Our net cash provided by financing activities was $61,445 and $82,886 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively, representing a $21,441 decrease from fiscal year 2017 to fiscal year 2016. The decrease is primarily attributable to having raised more funds from a private equity offering in Fiscal Year 2016 compared to Fiscal year 2017.

We estimate that we will have operating costs of $630,000 for the remainder of fiscal year 2018 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $54166 over the next 12 months from March 2017 to February 2018 include the following estimated expenditures:

Description	$ Amount
Rent	1630
Phone	630
IT	1200
Legal fees	3000
Salaries	37135
SEC reporting	2800

These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $262,974 as of February 28, 2017 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UPAY, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of UPAY, Inc. (the Company) as of February 28, 2017, and the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended February 28, 2017, and the related notes (collectively referred to as the financial statements). The financial statements of UPAY, Inc. as of February 29, 2016, were audited by other auditors whose report dated July 8, 2016 expressed an unqualified opinion on those statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

July 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Upay, Inc.

We have audited the accompanying consolidated balance sheet of Upay, Inc. (the “Company”) as of February 29, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and accumulated other comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 29, 2016, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to such consolidated financial statements, the Company does not have the liquidity or revenues to implement its business plan and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Frazier & Deeter, LLC

Tampa, Florida

July 8, 2016

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2017	February 29, 2016

ASSETS

Current Assets

Cash and cash equivalents	$262,974	$146,090
Accounts receivable	89,669	32,000
Loans receivable from related parties	—	5,693
Prepaid expenses and other current assets	2,304	1,171

Total Current Assets	354,947	184,954

Property and Equipment, Net	8,927	9,009

Total Assets	$363,874	$193,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$217,589	$81,564
Taxes payable	4,464	4,470
Current portion of capital lease obligations	—	3,106

Total Current Liabilities	222,053	89,140

Capital Lease Obligations	—	6,181

Total Liabilities	222,053	95,321

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,915,310 shares and 22,898,310 shares issued and outstanding at February 28, 2017, and 2016, respectively	23,915	22,898
Additional Paid in Capital	172,732	72,049
Stock Subscription Receivable	—	(2,745)
(Accumulated Deficit) Retained Earnings	(48,506)	12,385
Accumulated Other Comprehensive Loss	(6,320)	(5,945)

Total Stockholders’ Equity	141,821	98,642

Total Liabilities and Stockholders’ Equity	$363,874	$193,963

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 29,
	2017	2016

Revenue	$572,868	$340,811
Cost of Revenue	(64,521)	(54,187)

Gross Profit	508,347	286,624

Expenses

General and administrative	552,130	271,501
Depreciation	5,415	4,946

Total Expenses	557,545	276,447

Net (Loss) Income Before Other Expenses and Income Taxes	(49,198)	10,177

Other Income (Expenses)

Interest income	1,887	57
Interest expense	(1,903)	(2,139)

(Loss) Income Before Income Taxes	(49,214)	8,095

Provision for income taxes	(11,677)	(3,570)

Net (Loss) Income	(60,891)	4,525

Other Comprehensive Income

Foreign currency translation adjustments	(375)	(2,318)

Comprehensive (Loss) Income	$(61,266)	$2,207

Net (Loss) Earnings Per Share – Basic and Diluted	$(0.00)	$0.00
Weighted-average Common Shares Outstanding - Basic and Diluted	23,704,770	19,620,309

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

					(Accumulated	Accumulated
			Additional	Stock	Deficit)	Other
	Common Stock		Paid In	Subscription	Retained	Comprehensive
	Shares	Amount	Capital	Receivable	Earnings	Loss	Total

Balance – February 28, 2015	18,050,000	$18,050	$6,133	$—	$(16,207)	$(3,627)	$4,349

Issuance of shares for cash	4,648,310	4,648	90,183	(2,745)	—	—	92,086

Shares exchanged for all outstanding shares of Rent Pay (Pty) Ltd	200,000	200	(24,267)	—	24,067	—	—

Net income	—	—	—	—	4,525	—	4,525

Foreign currency translation adjustments	—	—	—	—	—	(2,318)	(2,318)

Balance – February 29, 2016	22,898,310	22,898	72,049	(2,745)	12,385	(5,945)	98,642

Issuance of shares for cash	587,000	587	58,113	2,745	—	—	61,445

Shares issued for services	430,000	430	42,570	—	—	—	43,000

Net loss	—	—	—	—	(60,891)	—	(60,891)

Foreign currency translation adjustments	—	—	—	—	—	(375)	(375)

Balance – February 28, 2017	23,915,310	$23,915	$172,732	$—	$(48,506)	$(6,320)	$141,821

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2017	Year Ended February 29, 2016

Cash Flows from Operating Activities

Net (loss) income	$(60,891)	$4,525

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,415	4,946
Shares issued for services	43,000	—

Changes in operating assets and liabilities:
Accounts receivable	(57,669)	(32,000)
Accounts receivable – related party	5,693	—
Prepaid expenses and other current assets	(1,133)	1,198
Accounts payable	134,374	47,721
Taxes payable	—	3,688
Accrued expenses	(9,293)	—

Net Cash Provided by Operating Activities	59,496	30,078

Cash Flows from Investing Activities

Cash acquired upon acquisition of Rent Pay (Pty) Ltd	—	5,000
Purchase of fixed assets	(3,682)	(1,392)

Net Cash (Used in) Provided by Investing Activities	(3,682)	3,608

Cash Flows from Financing Activities

Payments to related parties	—	(930)
Principal payments on capital lease obligation	—	(3,270)
Proceeds from issuance of common stock	61,445	87,086

Net Cash Provided by Financing Activities	61,445	82,886

Effect of Exchange Rate Changes on Cash	(375)	(23,371)

Change in Cash and Cash Equivalents	116,884	93,201

Cash and Cash Equivalents - Beginning of Year	146,090	52,889

Cash and Cash Equivalents - End of Year	$262,974	$146,090

Supplemental Disclosures of Cash Flow Information:

Interest paid	$1,903	$2,139
Income taxes paid	$11,677	$507

The accompanying notes are an integral part of these consolidated financial statements.

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The Financial statements include the accounts of the Company and its subsidiary Rent Pay. All significant intercompany transactions and accounts have been eliminated in consolidation.

b)	Use of Estimates

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

c)	Cash and Cash Equivalents

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured. The Company did not make any allowance for bad or doubtful debt as of February 28, 2017 or February 29, 2016 in as it is very rare for the company not to receive all its accounts receivable, as all payments are collected by debit order.

e)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Motor vehicles	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All long-lived assets were deemed recoverable at February 28, 2017, and February 29, 2016.

f)	Leases

Leases are reviewed and classified as capital or operating at their inception. Capital leases are recognized as assets and liabilities in the balance sheet at amounts equal to the fair value of the leased property or, if lower, the present value of the minimum lease payments. The corresponding liability to the lessor is included in the balance sheet as a capital lease obligation. Lease payments are apportioned between interest and reduction off the outstanding liability. The interest is allocated to each period during the lease terms so as to produce a constant periodic rate on the remaining balance of the liability.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

g)	Fair Value of Financial Instruments

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy in accordance with ASC 820, “Fair Value Measurements and Disclosures”. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets.

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets.

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash and cash equivalents, accounts receivable, loans receivable from related parties, accounts payable, taxes payable, and capital lease obligations. There were no transfers into or out of “Level 3” during the years ended February 28, 2017 or February 29, 2016. The recorded values of the capital lease approximate the current fair value based on the terms and conditions that the Company could currently negotiate. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

h)	Foreign Currency Translation

Management has adopted ASC 830, “Foreign Currency Translation Matters”, as the functional currency of the Company is the South African rand and the reporting currency is U.S. dollars. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the period are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive loss.

i)	Revenue Recognition

The Company derives revenue through licensing its software and by collecting various transaction fees from third party debit orders.

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured.

The company has several revenue streams and they are recognized as below:

Branch Setup Fees

This is a once off cost that the company charges when a customer is onboarded. The billing occurs in the same month that the debit order is collected. This results in no accounts receivable at the end of the month.

Data Migration Fees.

This only applies to a customer applying to migrate client data from a previous system to our system. We invoice for this service as soon as data is successfully transferred, imported and verified by our customer and when transactions begin to occur. Revenue is recognized upon invoicing and payment is collected within two days due to debit order mandates signed by the customer as part of the agreement. This results in no outstanding accounts receivable as of the end of each month.

Monthly Rental Fees

Our software is made available on a web based software platform and is offered as software as a service. Our agreement is an evergreen agreement (auto-renewed) and if not terminated by a customer, remains intact. Termination may occur by either party at any point with 30 days’ notice. The monthly software rental fee is payable every month per branch. Monthly rental fees are payable in advance, are invoiced prior to the end of the month and is also collected prior to the end of each month due to debit order mandate signed by the customer. We record this as deferred revenue and recognize the revenue during the month of service. These deferred revenues are held in the customer control account, which is included in the AP section of our financial statements.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

Development Service Fee

We have some clients that we do custom software development for, on some versions of our software. Here we adopt a scrum methodology with 2-week development sprints. We agreed on a price per hour for development with these clients. We send an invoice for the work completed and usually get paid within the same month. On this revenue stream we do not run a debit order, but a client needs to pay invoices before we continue with the next development increment. Payments are due upon invoicing but at times it can take up to 30 days. Any unpaid invoices, if any are recorded to accounts receivable at the end of each month, but invoicing and payment usually happen within the same month.

Transactional Fees

We offer an integrated debit order facility built into our software. When our client (lenders) creates loans with consumers, the consumer contracts directly with us on a separate agreement. We then act as a third-party payment provider, to facilitate the repayment of loans from the consumer to the lender by debit order.

We are registered as a third-party payment provider and all payments collected on this stream are settled by the bank directly into our bank account. We only charge a fee on successful debit order collections and retain that fee when we distribute funds collected on behalf of consumers. The transaction fees charged for these transactions are called CTC and they are displayed on the signed agreement that the consumer signs with us. The CTC fees are paid by the consumer, in addition to the loan installment collected. The loan installment and CTC are collected as one amount, but the CTC is retained by us upon distribution of funds to lenders. Our software system counts and accounts for each individual transaction and its amount and this is generated on a report on our Acpas software. We use this report for revenue recognition in our billing system. Revenue is recorded as a lump sum based on this report at the end of each month. If there are any CTC that still needs to be recognized at an end of a period, it will be recorded as accounts receivable.

Credit Protection Insurance Commission

Some insurance companies offer insurance products on loans that cover the consumer for the full repayment of his debt to the lender, in case of unforeseen events. There is an insurance product from one of our suppliers (an insurance company) that we make available for the insurance company on our software program. In return for making this product available the insurance company would pay us monthly commission on premiums they received. This is a product offered by the insurance company directly to the consumer and we only make it available on our software platform. If this option is selected when a loan is created, an additional fee is added to the loan repayment amount. The software system calculates the insurance premiums and all premiums for a given month are paid by lenders to the insurance company, or lenders use our payment service and instruct us to manage the payments on their behalf.

After receiving the premiums and supporting reports, the insurance company will then calculate and verify the premiums paid and premium claw back to the point and work out the commission payable based on the premiums received. The insurance company will then pay all commissions earned by us and our clients. Commissions are not earned until collection of the premiums from the consumers and the remittance of the premiums to the insurance company and when the insurance company did their final calculations. We distribute the commission amounts due to our customers within two days of receiving such payments from the insurance company.

j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

k)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2017 and February 29, 2016, the only item that represents comprehensive income (loss) was foreign currency translation.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

l)	Earnings (Loss) Per Share

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

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

m)	Income Taxes

In accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. The Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of February 28, 2017 and February 29, 2016, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities due to the net operating losses. To date the Company’s acquired subsidiaries have not filed the required income tax returns.

n)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2017, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

3.	Acquisition of Rent Pay (Pty) Ltd

On November 4, 2015, the Company entered into a Share Exchange Agreement with Rent Pay, a private company that is incorporated and operates principally in South Africa. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding common stock of Rent Pay in exchange for 200,000 common shares.

Prior to the completion of the Share Exchange Agreement, the operations of the Company were insignificant and consisted only of the issuance of common stock (18,050,000 shares to founders for services valued at $24,067 and 3,750,000 shares for cash of $5,000). As a result, the acquisition was accounted for as a reverse acquisition with Rent Pay deemed the accounting acquirer and the Company deemed the accounting acquiree. The reverse acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, wherein the consolidated financial statements represent the continuation of the financial statements of Rent Pay (the accounting acquirer/legal subsidiary) except for its capital structure. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of Rent Pay since inception.

The assets acquired and liabilities assumed from UPAY, Inc. are as follows:

Cash	$5,000

Total	$5,000

4.	Loans Receivable from Related Parties

a)	As at February 28, 2017, the Company is owed $0 (February 29, 2016 - $4,807) from a company with common directorship with the Company, which is non-interest bearing, unsecured and due on demand.

b)	As at February 28, 2017, the Company is owed $0 (February 29, 2016 - $393) from a company with common directorship with the Company, which is non-interest bearing, unsecured and due on demand.

c)	As at February 28, 2017, the Company is owed $0 (February 29, 2016 - $493) from a company with common directorship with the Company, which is non-interest bearing, unsecured and due on demand.

5.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2017 Net Carrying Value	February 29, 2016 Net Carrying Value

IT equipment	$3,936	$(1,212)	$2,724	$326
Motor vehicle	21,165	(17,837)	3,328	6,128
Furniture and fixtures	2,755	(1,744)	1,011	1,192
Office equipment	2,441	(577)	1,864	1,363

Total	$30,297	$(21,370)	$8,927	$9,009

During the year ended February 28, 2017, the Company recorded depreciation expense of $5,415 (February 29, 2016 - $4,946).

6.	Common Stock

On October 1, 2015, the Company issued 18,050,000 shares of common stock to its founders at $.0013 per share pursuant to the recapitalization discussed in Note 3. These shares have been considered outstanding for all periods presented in these financial statements.

During November 2015, the Company issued 3,750,000 shares of common stock for cash at $.0013 per share for proceeds of $5,000.

During November 2015 the Company issued 200,000 shares of common stock valued at $0.10 per share pursuant to a share exchange agreement (See Note 3).

During the period from November 2015 through February 2016 the Company issued 870,860 shares of common stock pursuant to a private placement at $0.10 per share for proceeds of $87,086 and 27,450 shares of common stock for a stock subscription receivable of $2,745.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

On April 26, 2016, the Company issued 30,000 shares of common stock with a fair value of $3,000 pursuant to a website service agreement that the Company entered into on January 1, 2016.

On June 15, 2016, the Company issued 300,000 restricted shares of common stock with a fair value of $30,000, pursuant to a Consulting Agreement entered into on June 3, 2016, for two years of business advisory services commencing on the date of issuance (see Note 7).

On January 10, 2017, the Company issued 100,000 shares of common stock with a fair value of $10,000 pursuant to a consultancy agreement which stipulated that the shares would only be issued if the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission.

During the period from March 2016 through February 2017 the Company issued 575,000 shares of common stock pursuant to a private placement at $0.10 per share for proceeds of $57,500. In addition, 12,000 shares of common stock were issued which were subscribed for and paid for at February 29, 2016.

7.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate is $685 (R8,918) in the first year and increases to $754 (R9,809) in the second year of the lease. Lease expense for the year ended February 28, 2017 was $7,300 (February 29, 2016 - $7,395).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, and the monthly base rate is $715. Lease expense for the year ended February 28, 2017 was $11,178 (February 29, 2016 - $0).

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

As of February 28, 2017, the future lease commitments are:

Year	Operating Lease Commitments

2018	$12,745

On June 1, 2015 the Company entered into Consultancy Agreements with two consultants whereby the consultants will assist the Company with the filing of the S-1 Registration Statement of the Company. In consideration for these services the Company will issue to each consultant 10,000 cashless warrants within ten days of the Company receiving an effectiveness notice of the S-1 filing from the Securities and Exchange Commission. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. As of February 28, 2017, the warrants have not been issued.

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of February 28, 2017, the services and software have not been completed.

On June 3, 2016, the Company entered into a Consultancy Agreement for business advisory services in consideration for 300,000 restricted shares of common stock and 2,000,000 cashless warrants that have an exercise price of $3.50 and an exercise period of two years following the effectiveness notice of the S-1 filing from the Securities and Exchange Commission. As of February 28, 2017, the stocks and warrants have not been issued.

There is currently no ongoing litigation or legal challenges against the Company.

8.	Concentrations

The Company’s revenues were concentrated among two customers for the year ended February 28, 2017 and three customers for the year ended February 29, 2016:

Customer	February 28, 2017

1	37%
2	29%

Customer	February 29, 2016

2	33%
3	21%
1	14%

The Company’s receivables were concentrated among two customers as at February 28, 2017, and three customers as at February 29, 2016:

Customer	February 28, 2017

1	53%
2	16%

Customer	February 29, 2016

1	24%
3	21%
2	10%

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

9.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2017, or 2016. However, Rent Pay did have income tax expense of $11,677 to the South African Revenue Services for the year ended February 28, 2017 (2016 – $3,570). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $113,000 at February 28, 2017, which starts to expire in 2036.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2017 and February 29, 2016.

2017

Income Tax at Statutory Rate	(34)%
Effect of Operating Losses	34%
Foreign Income Tax	18%
18%

2016

Income Tax at Statutory Rate	(34)%
Effect of Operating Losses	34%
Foreign Income Tax	(44)%
(44)%

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

10.

Subsequent Events

On April 16, 2018, pursuant to an Asset Purchase Agreement, the Company acquired software named “Theme Studio” from Twin Harbor Web Solutions in exchange for 2 000 000 common stock shares of the Company.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2017, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 28, 2017. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended February 28, 2017 and 2016. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended February 28, 2017 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All board of Directors and Committee Members were in attendance for all required meetings pursuant to our compliance calendar.

Directors and Executive Officers, Promoters and Control Persons

All directors of our directors and officers hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elect officers and their terms of office are at the discretion of our board of directors.

Name:

Name:	Age	Position
Wouter Fouche	40	CEO/VP/Director
Jacob Fölscher	39	President/CFO/CAO/Director

Background of Officers and Directors

Wouter Fouche

Wouter Fouche has been our Vice President and Director since July 8, 2015 and our Chief Executive Officer since March 1, 2016. From Rent Pay’s inception in July 2008, he served as Rent Pay’s head of research and development and Director and continues to serve in that capacity. From 2006 to 2008, Wouter Fouche operated Loantech, a company owned and operated by him in South Africa that developed and sold credit software. At Loantech, Wouter Fouche developed the credit provider software system that was integrated into Rent Pay in 2009 when he became a Director and co-owner of Rent Pay. From September 2004 to June 2006, Wouter Fouche was a Software Engineer for Onesys (Pty) Ltd. (“Onesys”), a credit provider, located in South Africa. In this capacity, he developed Onesys’ fully automated and integrated payment systems.

Jacob C. Fölscher

Jacob C Fölscher has been our Chief Operating Officer/Director since January 25, 2015 and our Chief Financial Officer/Chief Accounting Officer since June 10, 2016. Since July 2008 to he has been the cofounder and Operational director of Rent Pay (Pty) Ltd, a credit related Software Company operating in South Africa. He was also the founder of Isidingo Financial Services (“Isidingo”) in March 2009. Isidingo is a micro lending company operating in Pretoria South Africa and still in operation today. From March 2006 to February 2009, Jacob Fölscher was the Regional Manager/Operations Manager of Credicor Financial Services, a micro lending firm operating in South Africa. From January 2004 to February 2006, he was the Group Accounting Officer for that same company and from January 2000 to December 2003, he was the NCR compliance officer and Branch Manager, also for Credicor.

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Family Relationships

There are no familial relationships between

Litigation

None

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote;

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	Accountability for adherence to the Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to the Company address listed above.

Nomination Process

As of February 28, 2017, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors and there were no subsequent events and directors have remained the same. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this report.

Committees of the Board

All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Business Corporation Act and our Bylaws as valid and effective as if they had been passed at a meeting of the directors duly called and held.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($’s)	Bonus ($’s)	Stock Awards ($)	Option Awards ($’s)	All other Compensation	Total
Wouter Fouche	2016	28,556					28,556
CEO	2017	42,517					42,517

Jacob Fölscher	2016	24,740					24,740
COO/CFO	2017	43,717					43,717

BOARD OF DIRECTOR COMPENSATION

We have not compensated our Directors with any director compensation since our inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of February 28, 2017 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name
Beneficial Owners over 5%
Emerging Markets Consulting, LLC (3)	1,875,000	7.8
Rainmaker Group Consulting, LLC (4)	1,875,000	7.8
Total	3,750,000	15.7

Executive Officers/Directors (2)
Wouter A. Fouche (6)	9,165,000	38.3
Jacob C Fölscher (7)	9,175,000	38.4
Total – All officers	18,340,000	76.7
Total – All over 5% shareholders and officers	22,090,000	92.4

We presently have 23,915,310 common shares outstanding. Of these shares, 5 575310_common shares are held by non-affiliates and 18,340,000 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.

2. Based on 23,915,310 issued and outstanding shares of common stock.

3. The principal of Emerging Markets Consulting, LLC is James S Painter III who has sole dispositive and voting power over the shares. The business address of Emerging Markets Consulting, LLC is 15701 State Road 50 Suite 205, Clermont, Florida 34711. Emerging Markets Consulting, LLC is a beneficial owner and a related party.

4. The principal of Rainmaker Group Consulting, LLC is James Cohen Jr. who has sole dispositive and voting power over the shares. The business address of Rainmaker Group Consulting, LLC is 5036 Dr. Phillips Blvd., Suite 322, Orlando, FL 32819. Rainmaker Group Consulting, LLC is a beneficial owner and a related party.

5. The address for Chief Executive Officer Wouter A. Fouche is 3010 LBJ Freeway, 12th floor, Dallas, Texas 75234. The address for Chief Financial Officer Jacob C. Fölscher is no 6 Uitzicht Office Park, 2 Bellingham Street, Centurion 0157, South Africa.

6. Wouter Fouche’s ownership is composed of: (a) 9,025,000 shares he individually owns; (b) 100,000 shares in the name of LoanTech Trust, a trust he controls; and (c) 40,000 shares owned by his wife, Desiree Fouche.

7. Jacob C. Fölscher’s ownership is composed of: (a) 9,025,000 shares he individually owns; (b) 100,000 shares in the name of Fölscher Family Trust, a trust he controls through which he has dispositive and voting power; and (c) 50,000 shares owned by his wife, Kim Elizabeth Fölscher.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stock Issuances to our Founders

On October 1, 2015, we issued 9,025,000 shares to our co-founder, Wouter A. Fouche, at an aggregate value of $12,033.

On October 1, 2015, we issued 9,025,000 shares to our co-founder, Jacob C Fölscher, at an aggregate value of $12,033.

On November 5, 2015, pursuant to the Share Exchange with Rent Pay, we issued 100,000 common stock shares to LoanTech Trust, a trust controlled by our officer, Wouter Fouche, at an aggregate value of $10,000.

On November 5, 2015, pursuant to the Share Exchange with Rent Pay, we issued 100,000 common stock shares to Fölscher Family Trust, a trust controlled by our officer, Jacob C Fölscher, at an aggregate value of $10,000.

On April 20, 2016, we issued 50,000 shares to Kim Elizabeth Fölscher, Jacob Fölscher’s wife, at an aggregate value of $5,000.

On December 12, 2015, we issued 40,000 shares to Desiree Fouche, Wouter Fouche’s wife. at an aggregate value of $4,000.

Verbal Agreements with our Founders

Verbal Agreement with Wouter Fouche

We have a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available. Additionally, we verbally agreed to pay Wouter Fouche a $10,000 relocation expense for relocating to the US. This monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US. The $9,000 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

Consulting Agreement

We have a June 3, 2016 consulting agreement with Ferdinand Labuschagne to perform business advisory services in return for 300,000 restricted common stock shares for an aggregate value of $30,000 and two million cashless warrants, the details of which are contained in our Material Agreements Section beginning at page 39. Ferdinand Labuschagne is Wouter A. Fouche’s brother-in-law.

Related Parties

Emerging Markets Consulting, LLC

Emerging Markets Consulting, LLC (“Emerging Markets”) individually owns more than 5% of our common stock. On October 26, 2015, we sold 1,875,000 common stock shares to Emerging Markets at $0.0013 per share for an aggregate purchase price of $2,500. Additionally, we have an Independent Consulting Agreement effective as of June 1, 2015 with Emerging Markets whereby Emerging Markets provides us with the following services: (a) consult with and assist us in capitalization table and share structure; (b) assisting with review of the S-1 Registration Statement; (c) coordinate with professionals involved in the S-1 Registration Process, including our Chief Executive Officer, securities attorney and auditor, for the purpose of efficiently coordinating the S-1 Registration Process; (d) referral of a broker-dealer to file a 15c2-11 with FINRA and consult with and assist us in the filing of a 15c2-11 with FINRA; and (e) referral of a company to file a DTC application with the Depository Trust Company and consult with and assist us in the filing of a DTC application with the Depository Trust Company. We are required to pay Emerging Markets 10,000 cashless warrants to be issued within 10 days of receiving an effectiveness notice from the SEC regarding the S-1 filing. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. Our sale of 1,875,000 common shares to Emerging Markets and the Independent Consulting Agreement with Emerging Markets are related party transactions and Emerging Markets is a related party.

Rainmaker Group Consulting, LLC

Rainmaker Group Consulting, LLC (“Rainmaker”) individually owns more than 5% of our common stock. On October 26, 2015, we sold 1,875,000 common stock shares to Rainmaker at $0.0013 per share for an aggregate purchase price of $2,500. Additionally, we have an Independent Consulting Agreement effective as of June 1, 2016 with Rainmaker whereby Rainmaker provides us with the following services: (a) referrals from the Consultant to us, regarding PCAOB auditors, accounting professionals experienced in GAAP accounting, Edgar services, transfer agents, securities attorney and other professionals as requested by the Company; (b) assisting with review of an S-1 Registration Statement; (c) coordinate with professionals involved in the S-1 Registration Process, including our Chief Executive Officer, securities attorney and auditor, for the purpose of efficiently coordinating the S-1 Registration Process; and (d) consult with and assist us in developing the Company’s business plan, strategy and personnel. We are required to pay Rainmaker 10,000 cashless warrants to be issued within 10 days of receiving an effectiveness notice from the SEC regarding the S-1 filing. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. Our sale of 1,875,000 common shares to Rainmaker and the Independent Consulting Agreement with Rainmaker are related party transactions and Rainmaker is a related party.

Apart from the above transaction, none of our Officers or Directors has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which we are proposed to be a party.

Given our small size, we have not adopted formal policies and procedures for the review, approval or ratification of related party transactions with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve or disapprove any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year amounted to $55,500.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

23	Consent of M&K CPAS, PLLC

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.XSD	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPAY, Inc.

By:	/s/ Wouter Fouche
Wouter Fouche
Chief Executive Office Principle Executive Officer

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher Chief Financial Officer/Chief Accounting Officer Principle Financial Officer

Dated: July 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Wouter Fouche
Wouter Fouche
Chief Executive Office Principle Executive Officer

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher Chief Financial Officer/Chief Accounting Officer Principle Financial Officer

Dated: July 18, 2018