Form 10-Q
period 2017-05-31
UPAY
filed 2018-07-30
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number

UPAY, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway, 12th Floor

Dallas, Texas 75234

(Address of principal executive offices)

(972) 888-6052

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company has 25,915,310 shares outstanding as of July 24, 2018.

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2017	February 28, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$266,848	$262,974
Accounts receivable	55,697	89,669
Prepaid expenses and other current assets	2,290	2,304
Total Current Assets	324,835	354,947
Property and Equipment, Net	7,263	8,927
Total Assets	$332,098	$363,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$204,171	$217,589
Taxes payable	4,437	4,464
Total Liabilities	208,608	222,053
Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,915,310 shares issued and outstanding	23,915	23,915
Additional Paid in Capital	172,732	172,732
Accumulated Deficit	(66,738)	(48,506)
Accumulated Other Comprehensive Loss	(6,419)	(6,320)
Total Stockholders’ Equity	123,490	141,821
Total Liabilities and Stockholders’ Equity	$332,098	$363,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2017	2016
Revenue	$175,336	$54,213
Cost of Revenue	(27,784)	(11,736)
Gross Profit	147,552	42,477

Expenses
General and administrative	164,556	102,271
Depreciation	1,597	1,248
Total Expenses	166,153	103,519
Net Loss Before Other Expenses and Income Taxes	(18,601)	(61,042)

Other Income (Expenses)
Interest income	370	168
Interest expense	—	(416)
Loss Before Income Taxes	(18,231)	(61,290)
Provision for income taxes	—	—
Net Loss	(18,231)	(61,290)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(99)	(18)
Comprehensive Loss	$(18,330)	$(61,308)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	23,915,310	23,372,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016

Cash Flows from Operating Activities
Net loss	$(18,231)	$(61,290)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,597	1,248
Shares issued for services	—	3,000

Changes in operating assets and liabilities:
Accounts receivable	33,972	32,000
Prepaid expenses and other current assets	14	—
Accounts payable	(17,379)	16,799
Accrued expenses	4,000	—

Net Cash Provided by (Used in) Operating Activities	3,973	(8,243)

Cash Flows from Investing Activities
Repayment of loan receivable	—	940
Cash paid for purchase of fixed assets	—	(793)
Net Cash Provided by Investing Activities	—	147

Cash Flows from Financing Activities
Principal payments on capital lease obligation	—	(175)
Proceeds from issuance of common stock	—	60,245

Net Cash Provided by Financing Activities	—	60,070

Effect of Exchange Rate Changes on Cash	(99)	153

Change in Cash and Cash Equivalents	3,874	52,127

Cash and Cash Equivalents - Beginning of Period	262,974	146,090

Cash and Cash Equivalents - End of Period	$266,848	$198,217

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$416
Income taxes paid	$—	$—

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2017, have been omitted.

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

e)	Revenue Recognition

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

f)	Earnings (Loss) Per Share

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

g)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2017, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

h)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2017 Net Carrying Value	February 28, 2017 Net Carrying Value

IT equipment	$3,912	$(1,527)	$2,385	$2,724
Motor vehicle	21,036	(18,780)	2,256	3,328
Furniture and fixtures	2,738	(1,847)	891	1,011
Office equipment	2,426	(695)	1,731	1,864

Total	$30,112	$(22,849)	$7,263	$8,927

During the three months ended May 31, 2017, the Company recorded depreciation expense of $1,597 (2016 - $1,248).

4.       Common Stock

There were no common stock transactions during the three months ended May 31, 2017.

5.       Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2017	—	—

Issued	2,020,000	3.51

Balance, May 31, 2017	2,020,000	3.51

6.       Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate is $681 (R8,918) in the first year and increases to $749 (R9,809) in the second year of the lease. Lease expense for the three months ended May 31, 2017 was $3,116 (2016 - $1,768).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the three months ended May 31, 2017 was $2,686 (2016 - $1,594).

As of May 31, 2017, the future lease commitments are as follows:

Year	Operating Lease Commitments

2018	$12,776

On June 1, 2015 the Company entered into Consultancy Agreements with two consultants whereby the consultants will assist the Company with the filing of the S-1 Registration Statement of the Company. In consideration for these services the Company will issue to each consultant 10,000 cashless warrants within ten days of the Company receiving an effectiveness notice of the S-1 filing from the Securities and Exchange Commission. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. During the three months ended May 31, 2017, the Company issued each consultant 10,000 cashless warrants pursuant to the agreements.

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of May 31, 2017, the services and software have not been completed.

On June 3, 2016, the Company entered into a Consultancy Agreement for business advisory services in consideration for 300,000 restricted shares of common stock and 2,000,000 cashless warrants that have an exercise price of $3.50 and an exercise period of two years following the effectiveness notice of the S-1 filing from the Securities and Exchange Commission. On June 15, 2016, the Company issued 300,000 restricted shares of common stock with a fair value of $30,000 pursuant to the agreement. On May 29, 2017, the Company issued 2,000,000 cashless warrants pursuant to the agreement.

7.	Concentrations

The Company’s revenues were concentrated among three customers for the three months ended May 31, 2017 and three customers for the three months ended May 31, 2016:

Customer	Three Months Ended May 31, 2017

1	37%
2	14%
3	13%

Customer	Three Months Ended May 31, 2016

1	26%
2	15%
3	10%

8.

Subsequent Events

On April 16, 2018, pursuant to an Asset Purchase Agreement, the Company acquired software named “Theme Studio” from Twin Harbor Web Solutions in exchange for 2,000,000 common stock shares of the Company.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2017, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $(66,738) at May 31, 2017 and a net loss of $18,321 for the 3 months ended May 31, 2017. As of May 31, 2017, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

Results of Operations: For the 3 months ended May 31, 2017 and May 31, 2016

Revenues

Our revenues for the 3-month period ended May 31, 2017 and 2016 were $175,336 and $54,213, respectively, reflecting increased revenues of $121,123. The $121,123 of increased revenues is primarily attributable to growth in our transactional revenue from our client base in South Africa.

Net Loss

We had a net comprehensive loss of $18,330 and a net loss of $61,308 for the 3-month ended May 31, 2017 and 2016, respectively, reflecting a decrease of $42,978, which is primarily attributable to growth in transactional revenue in South Africa.

Operating Expenses

We incurred total operating expenses of $166,153 and $103,519, respectively, for the 3-month period ended May 31, 2017 and 2016, reflecting a $62,634 increase for the 3 months ended May 31, 2018, which is attributable to a $62,285 increase in general and administrative expenses.

Liquidity and Capital Resources

We had working capital of $116,227 at May 31, 2017 and working capital of $132,894 at our fiscal year ended February 28, 2017, representing a decrease of $16,667 in working capital.

Our net cash flows provided by operating activities was $3,973 for the 3 months ended May 31, 2017 compared to $(8,243) for the 3 months ended May 31, 2016, representing an $12,216 increase in cash flows provided by operating activities.

Our net cash used in investing activities were $0 and $147, respectively, for the three months ended May 31, 2017 and 2016, reflecting a $147 decrease in cash used in investing activities.

Our net cash provided by financing activities was $0 for the 3-month period ended May 31, 2017, compared to $60,070 for the three months ended May 31, 2016 reflecting a decrease in financing activities of $60,070, which resulted primarily from our initial private placement offering that closed.

Off-Balance sheet arrangements

None.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our report as of the end of the period covered by this report. This is because we have not sufficiently developed our segregation of duties and we do not have an audit committee. We have no formal control process related to the identification and approval of related party transactions.

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

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide risk factors.

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

Date: July 30, 2018

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)