Form 10-Q
period 2017-08-31
UPAY
filed 2018-08-07
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ..

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

The Company has 25,915,310 shares outstanding as of 08/6/2018.

PART I – FINANCIAL INFORMATION

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2017	February 28, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$247,069	$262,974
Accounts receivable	19,723	89,669
Prepaid expenses and other current assets	2,301	2,304
Total Current Assets	269,093	354,947
Property and Equipment, Net	6,046	8,927
Total Assets	$275,139	$363,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$182,434	$217,589
Taxes payable	2,848	4,464
Total Liabilities	185,282	222,053
Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,915,310 shares issued and outstanding	23,915	23,915
Additional Paid in Capital	172,732	172,732
Accumulated Deficit	(100,441)	(48,506)
Accumulated Other Comprehensive Loss	(6,349)	(6,320)
Total Stockholders’ Equity	89,857	141,821
Total Liabilities and Stockholders’ Equity	$275,139	$363,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2017	2016	2017	2016
Revenue	$227,885	$138,132	$403,221	$192,345
Cost of Revenue	(27,724)	(14,964)	(55,508)	(26,700)
Gross Profit	200,161	123,168	347,713	165,645
Expenses
General and administrative	233,091	147,332	397,647	249,603
Depreciation	1,609	1,381	3,206	2,629
Total Expenses	234,700	148,713	400,853	252,232
Net Loss Before Other Expenses and Income Taxes	(34,539)	(25,545)	(53,140)	(86,587)
Other Income (Expenses)
Interest income	855	380	1,225	548
Interest expense	(20)	(459)	(20)	(875)
Loss Before Income Taxes	(33,704)	(25,624)	(51,935)	(86,914)
Provision for income taxes	—	—	—	—
Net Loss	(33,704)	(25,624)	(51,935)	(86,914)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	70	(555)	(29)	(573)
Comprehensive Loss	$(33,634)	$(26,179)	$(51,964)	$(87,487)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	23,915,310	23,766,397	23,915,310	23,466,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended August 31, 2017	Six Months Ended August 31, 2016

Cash Flows from Operating Activities
Net loss	$(51,935)	$(86,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,206	2,629
Shares issued for services	—	6,125
Changes in operating assets and liabilities:
Accounts receivable	69,946	32,000
Prepaid expenses and other current assets	3	(730)
Accounts payable	(39,595)	30,604
Accrued expenses	2,848	4,500
Net Cash Used in Operating Activities	(15,527)	(11,786)

Cash Flows from Investing Activities
Repayment of loan receivable	—	6,564
Purchase of equipment	(349)	(861)
Net Cash (Used in) Provided by Investing Activities	(349)	5,703

Cash Flows from Financing Activities
Principal payments on capital lease obligation	—	(1,038)
Proceeds from issuance of common stock	—	61,445
Net Cash Provided by Financing Activities	—	60,407

Effect of Exchange Rate Changes on Cash	(29)	6,192
Change in Cash and Cash Equivalents	(15,905)	60,516
Cash and Cash Equivalents - Beginning of Period	262,974	146,090
Cash and Cash Equivalents - End of Period	$247,069	$206,606

Supplemental Disclosures of Cash Flow Information:
Interest paid	$20	$875
Income taxes paid	$—	$—

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2017, have been omitted.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2017 Net Carrying Value	February 28, 2017 Net Carrying Value
IT equipment	$3,932	$(1,835)	$2,097	$2,724
Motor vehicle	21,143	(19,933)	1,210	3,328
Furniture and fixtures	3,103	(1,981)	1,122	1,011
Office equipment	2,439	(822)	1,617	1,864
Total	$30,617	$(24,571)	$6,046	$8,927

During the six months ended August 31, 2017, the Company recorded depreciation expense of $3,206 (2016 - $2,629).

4.	Common Stock

There were no common stock transactions during the six months ended August 31, 2017.

5.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $
Balance, February 28, 2017	—	—
Issued	2,020,000	3.51
Balance, August 31, 2017	2,020,000	3.51

6.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate is $685 (R8,918) in the first year and increases to $753 (R9,809) in the second year of the lease. Lease expense for the six months ended August 31, 2017 was $6,459 (2016 - $3,049).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the six months ended August 31, 2017 was $5,457 (2016 - $5,018).

As of August 31, 2017, the future lease commitments are as follows:

Year	Operating Lease Commitments
2018	$8,808

On June 1, 2015 the Company entered into Consultancy Agreements with two consultants whereby the consultants will assist the Company with the filing of the S-1 Registration Statement of the Company. In consideration for these services the Company will issue to each consultant 10,000 cashless warrants within ten days of the Company receiving an effectiveness notice of the S-1 filing from the Securities and Exchange Commission. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. During the six months ended August 31, 2017, the Company each consultant 10,000 cashless warrants pursuant to the agreements.

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of August 31, 2017, the services and software have not been completed.

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

The Company’s revenues were concentrated among three customers for the six months ended August 31, 2017 and two customers for the six months ended August 31, 2016:

Customer	Six Months Ended August 31, 2017
1	39%
2	14%
3	14%

Customer	Six Months Ended August 31, 2016

1	25%
2	15%

8.

Subsequent Events

On April 16, 2018, pursuant to an Asset Purchase Agreement, the Company acquired software named “Theme Studio” from Twin Harbor Web Solutions in exchange for 2,000,000 common stock shares of the Company.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2017, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $(100,441) at August 31, 2017 and a net loss of $51,935 for the 6 months ended August 31, 2017. As of August 31, 2017, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

3

Results of Operations: For the 3 months ended August 31, 2017 and August 31, 2016

Revenues

Our revenues for the 3-month period ended August 31, 2017 and 2016 were $227,885 and $138,132, respectively, reflecting increased revenues of $89,753. The $89,753 of increased revenues is primarily attributable to growth in transactional revenue in our South African operations.

Net Loss

We had a net loss of $33,704 and $25,624 for the 3-months ended August 31, 2017 and 2016, respectively, reflecting an increased net loss of $8,080, which is primarily attributable to increase in operational expenses

Operating Expenses

We incurred total operating expenses of $234,700 and $148,713, respectively, for the 3-month period ended August 31, 2017 and 2016, reflecting a $85,987 increase for the 3 months ended August 31, 2017, which is attributable to an increase in general and administrative expenses.

Results of Operations: For the 6 months ended August 31, 2017 and August 31, 2016

Revenues

Our revenues for the 6-month period ended August 31, 2017 and 2016 were $403,221 and $192,345, respectively, reflecting increased revenues of $210,876. The $210,876of increased revenues is primarily attributable to growth in our transactional revenue in our South African operations.

Net Loss

We had a net loss of $51,935 and 86,914 for the 6-months ended August 31, 2017 and 2016, respectively, reflecting a decreased net loss of $37,979, which is primarily attributable to growth in our transactional revenue in our South African operations

Operating Expenses

We incurred total operating expenses of $400,853 and $252,232, respectively, for the 6-month period ended August 31, 2017 and 2016, reflecting a $148,621 increase for the 6 months ended August 31, 2017, which is attributable to a $148,621 increase in general and administrative expenses.

Liquidity and Capital Resources

We had surplus working capital of $83,811 at August 31, 2017 and surplus working capital of $132,894 at our fiscal year ended February 28, 2017, representing a decrease of $49,083 in working capital.

Our net cash used in operating activities was $(15,554) for the 6 months ended August 31, 2017 compared to $(11,786) for the 6 months ended August 31, 2016, representing an $3,768 increase in cash flows used in operating activities.

Our net cash used in investing activities were $(349) and $(5,703), respectively, for the six months ended August 31, 2017 and 2016, reflecting a $5,354 decrease in cash used in investing activities.

4

Our net cash provided by financing activities was $0 for the 6-month period ended August 31, 2017, compared to $60,407 for the six months ended August 31, 2016 reflecting a decrease in financing activities of 60,407, which resulted primarily from our initial private placement offering coming to a close.

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2018

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

7