Form 10-Q
period 2017-11-30
UPAY
filed 2018-08-15
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

The Company has 25,915,310 shares outstanding as of August 14, 2018.

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2017	February 28, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$303,664	$262,974
Accounts receivable	51,823	89,669
Prepaid expenses and other current assets	1,379	2,304
Total Current Assets	356,866	354,947
Property and Equipment, Net	5,747	8,927
Total Assets	$362,613	$363,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$281,987	$217,589
Taxes payable	2,719	4,464
Total Liabilities	284,706	222,053

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,915,310 shares issued and outstanding	23,915	23,915
Additional Paid in Capital	172,732	172,732
Accumulated Deficit	(113,183)	(48,506)
Accumulated Other Comprehensive Loss	(5,557)	(6,320)
Total Stockholders’ Equity	77,907	141,821
Total Liabilities and Stockholders’ Equity	$362,613	$363,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
Revenue	$117,381	$141,722	$520,602	$334,067
Cost of Revenue	(28,073)	(14,862)	(83,581)	(41,562)
Gross Profit	89,308	126,860	437,021	292,505
Expenses
General and administrative	101,154	113,728	498,801	363,331
Depreciation	1,376	1,406	4,582	4,035
Total Expenses	102,530	115,134	503,383	367,366
Net (Loss) Income Before Other Expenses and Income Taxes	(13,222)	11,726	(66,362)	(74,861)
Other Income (Expenses)
Interest income	516	575	1,741	1,123
Interest expense	(36)	(362)	(56)	(1,237)
(Loss) Income Before Income Taxes	(12,742)	11,939	(64,677)	(74,975)
Provision for income taxes	—	—	—	—
Net (Loss) Income	(12,742)	11,939	(64,677)	(74,975)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	792	1,927	763	1,354
Comprehensive (Loss) Income	$(11,950)	$13,866	$(63,914)	$(73,621)
Net (Loss) Income Per Share – Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	23,915,310	23,815,310	23,915,310	23,467,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended November 30, 2017	Nine Months Ended November 30, 2016
Cash Flows from Operating Activities
Net loss	$(64,677)	$(74,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,582	4,035
Shares issued for services	—	9,875
Changes in operating assets and liabilities:
Accounts receivable	37,846	32,000
Stock subscription receivable	—	3,945
Prepaid expenses and other current assets	925	(4,634)
Accounts payable	59,059	64,725
Accrued expenses	4,000	—
Net Cash Provided by Operating Activities	41,735	34,971

Cash Flows from Investing Activities
Repayment of loan receivable	—	6,547
Purchase of equipment	(1,808)	(1,426)
Net Cash (Used in) Provided by Investing Activities	(1,808)	5,121

Cash Flows from Financing Activities
Principal payments on capital lease obligation	—	(1,914)
Proceeds from issuance of common stock	—	57,500
Net Cash Provided by Financing Activities	—	55,586

Effect of Exchange Rate Changes on Cash	763	12,168
Change in Cash and Cash Equivalents	40,690	107,846
Cash and Cash Equivalents - Beginning of Period	262,974	146,090
Cash and Cash Equivalents - End of Period	$303,664	$253,936

Supplemental Disclosures of Cash Flow Information:
Interest paid	$56	$1,237
Income taxes paid	$—	$—

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

Data Migration Fees

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

Development Service Fee

We have some clients that we do custom software development for, on some versions of our software. Here we adopt a scrum methodology with 2-week development sprints. We agreed on a price per hour for development with these clients. We send an invoice for the work completed and usually get paid within the same month. On this revenue stream we do not run a debit order, but client need to pay invoices before we continue with the next development increment. Payments are due upon invoicing but at times it can take up to 30 days. Any unpaid invoices, if any are recorded to accounts receivable at the end of each month, but invoicing and payment usually happen within the same month.

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

Credit Protection Insurance Commission

Some insurance companies offer insurance products on loans that cover the consumer for the full repayment of his debt to the lender, in case of unforeseen events. There is an insurance product from one of our suppliers (an insurance company) that we make available for the insurance company on our software program. In return for making this product available the insurance company would pay us monthly commission on premiums they received. His is a product offered by the insurance company directly to the consumer and we only make it available on our software platform. If this option is selected when a loan is created, an additional fee is added to the loan repayment amount. The software system calculates the insurance premiums and all premiums for a given month are paid by lenders to the insurance company, or lenders use our payment service and instruct us to manage the payments on their behalf.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2017, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2017 Net Carrying Value	February 28, 2017 Net Carrying Value
IT equipment	$4,409	$(2,009)	$2,400	$2,724
Motor vehicle	20,190	(20,044)	146	3,328
Furniture and fixtures	2,963	(2,009)	954	1,011
Office equipment	3,150	(903)	2,247	1,864
Total	$30,712	$(24,965)	$5,747	$8,927

During the nine months ended November 30, 2017, the Company recorded depreciation expense of $4,582 (2016 - $4,035).

4.	Common Stock

There were no common stock transactions during the nine months ended November 30, 2017.

5.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $
Balance, February 28, 2017	—	—
Issued	2,020,000	3.51
Balance, November 30, 2017	2,020,000	3.51

6.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate is $654 (R8,918) in the first year and increases to $719 (R9,809) in the second year of the lease. Lease expense for the nine months ended November 30, 2017 was $10,115 (2016 - $4,965).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the nine months ended November 30, 2017 was $8,288 (2016 - $8,309).

As of November 30, 2017, the future lease commitments are as follows:

Year	Operating Lease Commitments
2018	$4,302

On June 1, 2015 the Company entered into Consultancy Agreements with two consultants whereby the consultants will assist the Company with the filing of the S-1 Registration Statement of the Company. In consideration for these services the Company will issue to each consultant 10,000 cashless warrants within ten days of the Company receiving an effectiveness notice of the S-1 filing from the Securities and Exchange Commission. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. During the nine months ended November 30, 2017, the Company each consultant 10,000 cashless warrants pursuant to the agreements.

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of November 30, 2017, the services and software have not been completed.

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

The Company’s revenues were concentrated among three customers for the nine months ended November 30, 2017, and two customers for the nine months ended November 30, 2016:

Customer	Nine Months Ended November 30, 2017
1	36%
2	16%
3	12%

Customer	Nine Months Ended November 30, 2016
1	29%
2	15%

8.       Subsequent Events

On April 16, 2018, pursuant to an Asset Purchase Agreement, the Company acquired software named “Theme Studio” from Twin Harbor Web Solutions in exchange for 2,000,000 common stock shares of the Company.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2017, have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $113,183 at and a net loss of $64,677 for the 9 months ended November 30, 2017. As of November 30, 2017, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

3

Results of Operations: For the 3 months ended November 30, 2017 and November 30, 2016

Revenues

Our revenues for the 3-month period ended November 30, 2017 and 2016 were $117,381 and $141,722, respectively, reflecting decreased revenues of $24,341. The $24,341 of decreased revenues is primarily attributable to a decline in commission earned from Credit Protection insurance that declined compared to the same period in 2016 .

Net Loss/Profit

We had a net loss of $12,742 and a net profit of $11,939 for the 3-months ended November 30, 2017 and 2016, respectively, reflecting an increased net loss of $24,678, which is primarily attributable to a decrease in revenue.

Operating Expenses

We incurred total operating expenses of $102,530 and $115,134, respectively, for the 3-month period ended November 30, 2017 and 2016, reflecting a $12,604 decrease for the 3 months ended November 30, 2017, which is attributable to a general overall decrease in operating expenses.

Results of Operations: For the 9 months ended November 30, 2017 and November 30, 2016

Revenues

Our revenues for the 9-month period ended November 30, 2017 and 2016 were $520,602 and $334,067, respectively, reflecting increased revenues of $186,535. The $186,535 of increased revenues is primarily attributable to an overall growth in our transactional income streams.

Net Loss

We had a net loss of $64,677 and 74,975 for the 9-months ended November 30, 2017 and 2016, respectively, reflecting a decreased net loss of $10,298, which is primarily attributable to overall growth in our transactional income streams, resulting in higher revenue.

Operating Expenses

We incurred total operating expenses of $503,383 and $367,366, respectively, for the 9-month period ended August 31, 2017 and 2016, reflecting a $136,017 increase for the 9 months ended November 30, 2017, which is attributable to a $135,470 increase in general and administrative expenses.

Liquidity and Capital Resources

We had surplus working capital of $72,160 at November 30 , 2017 and surplus working capital of 132,894 at our fiscal year ended February 28, 2017, representing an decrease of $60,734 in surplus working capital.

Our net cash used in operating activities was $41,735 for the 9 months ended November 30, 2017 compared to $34,971 for the 9 months ended November 30, 2016, representing an $6,764 increase in cash flows used in operating activities.

Our net cash used in investing activities were ($1,808) and $5,121, respectively, for the six months ended November 30, 2017 and 2016, reflecting a $6,929 decrease in cash used in investing activities.

Our net cash provided by financing activities was $0 for the 9-month period ended November 30, 2017, compared to $55,586 for the nine months ended November 30, 2016 reflecting a decrease of $55,586 in financing activities, which resulted primarily from our initial private placement offering coming to a close.

Off-Balance sheet arrangements

None.

4

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

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide risk factors; however, you may review risk factors in our S-1 Registration Statement beginning at page 7, at the following link: https://www.sec.gov/Archives/edgar/data/1677897/000114420416136124/v453709_s1a.htm

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

None

Item 5.   Other information.

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

Date: August 15, 2018

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

7