Form 10-K
period 2018-02-28
UPAY
filed 2018-11-13
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __.

Commission File Number

333-212447

UPAY, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway, 12th Floor

Dallas, Texas 75234

(Address of principal executive offices)

(972) 888-6052

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Company has 25,915,310 shares outstanding as of November 13, 2018.

UPAY, Inc.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “us” refer to UPAY, Inc.

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

Recent Developments

(a) Launching our software at the Lend 360 conference in Dallas in October 2017.

(b) Completed 8 Non-Disclosure Agreements for possible integrations and completed 5 software integration agreements with US companies.

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

We are a reseller of credit bureau products. We provide our customers with a base within the ACPAS software system to conduct consumer credit inquiries on consumers to make informed credit decisions whether or not to grant credit to an applicant. We buy these credit inquiries in bulk from the credit bureau and resell the transactions to our customers at a markup price.

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

Our developers continue their work on the necessary changes and development needed to customize our system for the US environment, which is anticipated to be complete by December 2018, at which time we will be able to offer our products in the US. Once complete, we will provide a web based client and loan administration software platforms to registered lenders in the US beginning with the State of Texas and thereafter, contingent upon adequate financing.

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

We will be a reseller of credit bureau products. We will provide our customers with a base within the ACPAS software system to do consumer credit inquiries on consumers, in order to make informed credit decisions whether or not to grant credit to an applicant. We buy these credit inquiries in bulk from the credit bureau and resell the transactions to our customers at a markup price.

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

This service will have two billing options:

☐	Cost to Client (CTC) - The cost of the transaction is paid by the consumer; and

☐	Cost to Merchant (CTM) The cost of the transaction is paid by our customer.

Planned US Revenue Segments

Item	Price
Monthly software license fee	$500
Installation and setup (one-time charge)	2,500.00
ACPAS Transaction fee (per transaction) (1)	$1.50

*The average ACPAS volume of transactions/per month/per branch historically has been 500 transactions

(1)	Transaction Fee (CTC /CTM per successful transaction) per quote on % basis Transaction Fee (CTC /CTM per successful transaction) per quote on % basis (between 1.5% and 2.5% of transaction amount collected)

A transaction is defined as: (a) a loan created on our ACPAS platform; (b) a receipt made on our ACPAS platform.

We will also provide custom website development services on a per quote basis.

Description	South Africa Revenue Segment
ACPAS - Monthly License Fee	$50
ACPAS Installation and Setup fee (One-time charge)	$99.53
Transaction Fee (CTC /CTM per successful transaction)	2.55%
Ave volume of transactions/per month/per branch	500
Commission on insurance	Variable

(A transaction is defined as: a successful debit order collection through our debit order platform)

We will also provide custom website development services on a per quote basis.

Sales and Marketing Strategy US and South Africa

We provide a cloud-based loan origination software platform that enables businesses to grant loans, sell products, pay bills and monthly subscription on terms. Our marketing activities to date in South Africa have primarily consisted of contacting potential sales leads and making presentations and attending a once a year conference that we attend with the Micro Finance South Africa.

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

Videos& Pot casts

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

Reliance Upon One or a Few Customers

During our Fiscal Year 2018, 4 customers accounted for 74.39% of our revenues business in South Africa, as follows: (a) 36.50% -Finance 27, an online lender; (b) 22.36% - Credit protection insurance (c)11.27% - Babereki Finance, a payroll lender; (d) Credicover Commission is 4.26.

Employees

We have 13 full-time employees: (a) our 2 officers, Wouter A Fouche and Jacob C Fölscher; (b) 1 project manager; (c) 1 administration manager; (d) 1 scientific programmer; (e) 5 systems engineers; and (f) 1 accounting/bookkeeping. 2 assistants. Our scientific programmer and 5 system engineers will continue to provide support and technical assistance and modifications to our current ACPAS support development of future products and our current system. All of our employees are located at our South African office, except for Michael McCloy who is located in the USA in the State of New York.

To be Hired Employees

Contingent upon our revenues and/or adequate financing, we plan to hire 8 sales representatives, 4 technical support staff members, 4 training consultants and 1 national sales manager.

Geographic Territory

Our products and services have been offered since June 2008 in all South African provinces and will continue to be so offered. We have not yet offered our services in the US but intend to begin offering our products and services in June 2019, beginning with the State of Texas and then contingent upon adequate financing in other states.

Competition

Our primary competitors in the US are:

•	Infinity Enterprise Lending Systems based in Invise, Nevada; and
•	Epic Loan Systems based in Fort Lauderdale, Florida.

Our primary competitors in South Africa are

•	Compuscan; and
•	Delter.

Each of the above competitors sell credit related software that is sold to payday and other lenders.

Competitive Advantages

☐	We are a Cloud based system and there is no need for physical installation;

☐	For the past 7 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;

☐	South Africa has a non-paying culture as evidenced by market data.

Competitive Disadvantages

☐	Our competitors in the US and South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

☐	We have not yet commenced our operations in the US;

☐	We will have substantial development of our business and software program to adopt to the various states; and

☐	We have not tested our marketing or our product in the US.

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

The CFPB has indicated that it intends to systematically gather data to obtain a complete understanding of the consumer loan market and its impact on consumers, and the CFPB has also released its Short-Term, Small-Dollar Lending Procedures, which, in conjunction with the CFPB’s supervision and examination manual is the field guide CFPB examiners will use when examining small-dollar lenders such as Advance America. The CFPB’s examination authority permits CFPB examiners to inspect our books and records and ask questions about our business. The CFPB’s examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities, sustained use by consumers, collection activities, defaults, consumer reporting and third-party relationships. We have incurred, and will continue to incur, additional expenses to monitor and comply with CFPB regulations. Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that the CFPB could propose and adopt rules that would make short-term consumer lending products and services materially less profitable or even impractical to offer, which could force us to modify or terminate certain of our product offerings in the United States. The CFPB also could adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules may have a material adverse effect on our business, results of operations, and financial condition or could make the continuance of all or part of our current U.S. business impractical or unprofitable.

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

Material Agreements

Verbal Agreement with Wouter Fouche

We have a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available and there will also be a 13th check as an annual bonus of $9,000 per year. Additionally, we verbally agreed to pay Wouter Fouche a $10,000 relocation expense for relocating to the US. This monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available and there will also be a 13th check as an annual bonus of $9,000 per year. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US. The $9,000 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

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

Asset Purchase Agreement with Twin Harbor Web Solutions, Inc

We have an April 16, 2018 Asset Purchase Agreement with Twin Harbor Web Solutions, Inc, where we acquired the software known as “Theme Studio” from Twin Harbor Web Solutions in exchange for 2,000,000 restricted common stock shares. The software acquired includes a customizable client loan or product website with templates that include a client and document management platform as well as an electronic document signature solution. This means that we now own all right, title and deed to the “Theme Studio “software and can further develop the platform.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

We pay monthly rent of $721.19 per month for our Dallas, Texas office. Our office is 155 square feet and is adequate for our current needs. Our lease expired but automatically renewed after this period on a month to month basis.

Rent Pay’s offices are located at South Africa and comprised of two office units of 1076 square feet each. The South Africa offices are composed of reception area, two boardrooms, one sales room, support and administration office. Rent Pay pays monthly rent of $1748 and its lease expires on 30 April 2020. The total office space currently is 2152 square feet as of April 2018.

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

Common Stock

As of November 12, 2018, our common stock was held by 44 stockholders of record and we had 25,975,310 shares of common stock issued and outstanding.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words and may include:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	projections or estimates about assumptions relating to our performance; or

•	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our results are vulnerable to economic conditions;

•	Our ability to raise adequate working capital;

•	Loss of customers or sales weakness;

•	Inability to achieve sales levels or other operating results;

•	The unavailability of funds for capital expenditures;

•	Operational inefficiencies;

•	Increased competitive pressures from existing competitors and new entrants;

You should view these statements with caution. These statements are no guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2019 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements that we make.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended February 28, 2018.

Recent Accounting Pronouncements

The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for the year ended February 28, 2018.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 2017 AND 2018

Results of Operations: For the year ended February 28, 2018 and February 28, 2017

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 28, 2018 and February 28, 2017 were $778,282 and $572,868, respectively, reflecting increased revenues of $205,394. The $205,394 of increased revenues are primarily attributable to growth in our custom software development and in our current customers’ turnover and subsequent transactional revenue earned from it.

Net Profit/Net Loss

We had a net loss of $94,043 for the year ended February 28, 2018 and a net loss of $60,891 for the year February 28, 2017, reflecting an increased net loss of $33,152, which is primarily attributable to the high cost associated with required PCAOB audits and underlying accounting work as well as growth in employee cost and software development and legal cost. We had a working capital surplus of $39,381 and $132,894 at February 28, 2018 and February 28, 2017, respectively. The $39,381 working capital surplus in fiscal year 2018 is primarily attributable to our increased cash and cash equivalents of $409,803 at February 28, 2018 compared to 262,974 at February 28, 2017, offset by current liabilities of $428,104 at February 28, 2018 compared to $222,053 at February 28, 2017.

Operating Expenses

We incurred total expenses of $725,827 and $557,545 for the years ended February 28, 2018 and February 28, 2017 respectively, reflecting an increase of $168,282 from fiscal year 2018 to fiscal year 2017. The increase in total expenses from the prior 2017 fiscal year is primarily attributable to increased accounting, legal and employee cost, contributing to general and administrative expenses of $719,972 from fiscal year 2018 compared to $552,130 from fiscal year 2017, representing a $167,842 increase in expenses.

Our net cash flows provided by operating activities was $152,154 for the year ended February 28, 2018 compared to cash flows used in operating activities of $59,496 for the year ended February 28, 2017, representing an increase of $92,658.

Our net cash provided by investing activities were $(2,749) and $(3,682) for the years ended February 28, 2018 and February 29, 2017, respectively, reflecting a $933 decrease in net cash used in investing activities. This $933 decrease in net cash used in investing activities is primarily attributable to a diminished purchase of fixed assets, such as office and IT equipment.

Our net cash provided by financing activities was $0 and $61,445 for the fiscal years ended February 28, 2018 and February 29, 2017, respectively, representing a $61,445 decrease from fiscal year 2018 to fiscal year 2017. The decrease is primarily attributable to not raising any funds from selling common stock in fiscal year 2018.

We estimate that we will have operating costs of $630,000 for the remainder of fiscal year 2019 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $54,166 over the next 12 months from March 2018 to February 2019 include the following estimated expenditures:

Description	$ Amount
Rent	1630
Phone	630
IT	1200
Legal fees	3000
Salaries	37135
SEC reporting	2800

These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $409,803 as of February 28, 2018 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of UPAY, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UPAY, Inc. (the Company) as of February 28, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows of the years in the two-year period ended February 28, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

November 13, 2018

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2018	February 28, 2017

ASSETS

Current Assets

Cash and cash equivalents	$409,803	$262,974
Accounts receivable	55,135	89,669
Prepaid expenses and other current assets	2,547	2,304

Total Current Assets	467,485	354,947

Property and Equipment, Net	5,821	8,927

Total Assets	$473,306	$363,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$424,636	$217,589
Taxes payable	3,468	4,464

Total Liabilities	428,104	222,053

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,915,310 shares issued and outstanding	23,915	23,915
Additional Paid in Capital	172,732	172,732
Accumulated Deficit	(142,549)	(48,506)
Accumulated Other Comprehensive Loss	(8,896)	(6,320)

Total Stockholders’ Equity	45,202	141,821

Total Liabilities and Stockholders’ Equity	$473,306	$363,874

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 28,
	2018	2017

Revenue	$778,262	$572,868
Cost of Revenue	(143,769)	(64,521)

Gross Profit	634,493	508,347

Expenses

General and administrative	719,972	552,130
Depreciation	5,855	5,415

Total Expenses	725,827	557,545

Net (Loss) Income Before Other Expenses and Income Taxes	(91,334)	(49,198)

Other Income (Expenses)

Interest income	2,587	1,887
Interest expense	(291)	(1,903)

(Loss) Income Before Income Taxes	(89,038)	(49,214)

Provision for income taxes	(5,005)	(11,677)

Net (Loss) Income	(94,043)	(60,891)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(2,576)	(375)

Comprehensive (Loss) Income	$(96,619)	$(61,266)

Net (Loss) Income Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	23,915,310	23,704,770

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

					Retained	Accumulated
			Additional	Stock	Earnings	Other
	Common Stock		Paid In	Subscription	(Accumulated	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit)	Loss	Total

Balance – February 29, 2016	22,898,310	$22,898	$72,049	$(2,745)	$12,385	$(5,945)	$98,642

Issuance of shares for cash	587,000	587	58,113	2,745	—	—	61,445

Shares issued for services	430,000	430	42,570	—	—	—	43,000

Net loss	—	—	—	—	(60,891)	—	(60,891)

Foreign currency translation adjustments	—	—	—	—	—	(375)	(375)

Balance – February 28, 2017	23,915,310	$23,915	$172,732	$—	$(48,506)	$(6,320)	$141,821

Net loss	—	—	—	—	(94,043)	—	(94,043)

Foreign currency translation adjustments	—	—	—	—	—	(2,576)	(2,576)

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$—	$(142,549)	$(8,896)	$45,202

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2018	Year Ended February 28, 2017

Cash Flows from Operating Activities

Net loss	$(94,043)	$(60,891)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,855	5,415
Shares issued for services	—	43,000

Changes in operating assets and liabilities:
Accounts receivable	34,534	(57,669)
Accounts receivable – related party	—	5,693
Prepaid expenses and other current assets	(243)	(1,133)
Accounts payable	202,051	134,374
Accrued expenses	4,000	(9,293)

Net Cash Provided by Operating Activities	152,154	59,496

Cash Flows from Investing Activities

Purchase of equipment	(2,749)	(3,682)

Net Cash Used in Investing Activities	(2,749)	(3,682)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	61,445

Net Cash Provided by Financing Activities	—	61,445

Effect of Exchange Rate Changes on Cash	(2,576)	(375)

Change in Cash and Cash Equivalents	146,829	116,884

Cash and Cash Equivalents - Beginning of Year	262,974	146,090

Cash and Cash Equivalents - End of Year	$409,803	$262,974

Supplemental Disclosures of Cash Flow Information:

Interest paid	$291	$1,903
Income taxes paid	$5,005	$11,677

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

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All long-lived assets were deemed recoverable at February 28, 2018, and February 28, 2017.

f)	Value of Financial Instruments

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and taxes payable. There were no transfers into or out of “Level 3” during the years ended February 28, 2018, or 2017. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

g)	Foreign Currency Translation

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

h)	Revenue Recognition

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

The Company has several revenue streams and they are recognized as below:

Branch Setup Fees

This is a one-off cost that the company charges when a customer is onboarded. The billing occurs in the same month that the debit order is collected. This results in no accounts receivable at the end of the month.

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

Monthly Rental Fees

Our software is made available on a web-based software platform and is offered as software as a service. Our agreement is an evergreen agreement (auto-renewed) and if not terminated by a customer, remains intact. Termination may occur by either party at any point with 30 days’ notice. The monthly software rental fee is payable every month per branch.

Monthly software rental fees are payable in the beginning of each month. The monthly rental fees are invoiced during the first few days of a month and payments are collected via debit order a few days later, prior to the end of that month, due to debit order mandate signed by the customer. This results in no accounts receivable as invoicing and payment happens within the same month.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

Development Service Fee

We have some clients that we do custom software development for, on some versions of our software. Here we adopt a scrum methodology with 2-week development sprints. We agree on a price per hour for development with these clients. We send an invoice for the work completed and usually get paid within the same month. On this revenue stream we do not run a debit order, but clients need to pay invoices before we continue with the next development increment. Payments are due upon invoicing but at times it can take up to 30 days. Any unpaid invoices, if any, are recorded to accounts receivable at the end of each month, but invoicing and payment usually happen within the same month.

Transactional Fees

We offer an integrated debit order facility built into our software. When our clients (lenders) create loans with consumers, the consumer contracts directly with us on a separate agreement. We then act as a third-party payment provider, to facilitate the repayment of loans from the consumer to the lender by debit order.

We are registered as a third-party payment provider and all payments collected on this stream are settled by the bank directly into our bank account. We only charge a fee on successful debit order collections and retain that fee when we distribute funds collected on behalf of consumers. The transaction fees charged for these transactions are called CTC and they are displayed on the signed agreement that the consumer signs with us. The CTC fees are paid by the consumer, in addition to the loan installment collected. The loan installment and CTC are collected as one amount, but the CTC is retained by us upon distribution of funds to lenders. Our software system counts and accounts for each individual transaction and its amount and this is generated on a report on our Acpas software. We use this report for revenue recognition in our billing system. Revenue is recorded as a lump sum based on this report at the end of each month. If there are any CTC that still needs to be recognized at an end of a period, it is recorded as accounts receivable.

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

After receiving the premiums and supporting reports, the insurance company will then calculate and verify the premiums paid and premium claw back to this point and work out the commission payable based on the premiums received. The insurance company will then pay all commissions earned by us and our clients. Commissions are not earned until collection of the premiums from the consumers and the remittance of the premiums to the insurance company and when the insurance company do their final calculations. We distribute the commission amounts due to our customers within two days of receiving such payments from the insurance company.

i)	Stock-based Compensation

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

j)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2018, and February 29, 2017, the only item that represents comprehensive income (loss) was foreign currency translation.

k)	Earnings (Loss) Per Share

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

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

l)	Income Taxes

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of February 28, 2018, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities due to the net operating losses. To date the Company’s acquired subsidiaries have not filed the required income tax returns.

m)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2018, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

n)	Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

On November 22, 2017 the FASB issued “ASU 2017-14 — Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, and cash flows. The adoption of this standard is expected to result in additional financial statement disclosures.

In February 2016, Topic 842, “Leases” was issued to replace the leases requirements in Topic 840, “Leases”. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09, “ Improvements to Employee Share-Based Compensation Accounting”, which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The ASU 2016-09 was subsequently updated with ASU 2017-09, issued in May 2017. These standards will become effective for us in fiscal 2018. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

In November 2016, the FASB issued ASU 2016-18, “ Statement of Cash Flows “. The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We plan to adopt this new guidance in the first quarter of fiscal year 2018 and does not expect the adoption to have a material impact on our financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02 “ Income Statement – Reporting Comprehensive Income (Topic 220)”. This ASU deals with the reclassification of certain tax effects from Accumulated Other Comprehensive Income. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

In July 2017, FASB issued ASU 2017-11 “ Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Management believes that Topics 260 and 480 pertains to the Company and the impact will be immaterial.

In September 2017, FASB issued and update to ASC 606— Revenue from Contracts with Customers, which will be effective for the Company on March 1, 2018. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2018 Net Carrying Value	February 28, 2017 Net Carrying Value
IT equipment	$5,109	$(2,670)	$2,439	$2,724
Motor vehicle	23,395	(23,395)	—	3,328
Furniture and fixtures	3,433	(2,472)	961	1,011
Office equipment	3,650	(1,229)	2,421	1,864

Total	$35,587	$(29,766)	$5,821	$8,927

During the year ended February 28, 2018, the Company recorded depreciation expense of $5,855 (2017 - $5,415).

4.	Common Stock

On April 26, 2016, the Company issued 30,000 shares of common stock with a fair value of $3,000 pursuant to a website service agreement that the Company entered into on January 1, 2016.

On June 15, 2016, the Company issued 300,000 restricted shares of common stock with a fair value of $30,000, pursuant to a Consulting Agreement entered into on June 3, 2016, for two years of business advisory services commencing on the date of issuance.

One January 10, 2017, the Company issued 100,000 shares of common stock with a fair value of $10,000 pursuant to a consultancy agreement which stipulated that the shares would only be issued if the Company’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission.

During the period from March 2016 and February 2017, the Company issued 575,000 shares of common stock pursuant to a private placement at $0.10 per share for proceeds of $57,500. In addition, 12,000 shares of common stock were issued which were subscribed for and paid for at February 29, 2016.

There were no common stock transactions during the year ended February 28, 2018.

5.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2016	0	0

December 06, 2016	2,020,000	3.51

Balance, February 28, 2017 and 2018	2,020,000	3.51

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

The following table summarizes information about warrants outstanding and exercisable at February 28, 2018:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)
3.50	December 6, 2018	2,000,000	0.77
5.00	December 6, 2018	20,000	0.77
		2,020,000	0.77

6.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate is $757 (R8,918) in the first year and increases to $833 (R9,809) in the second year of the lease. Lease expense for the year ended February 28, 2018, was $13,828 (2017 - $7,300).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the year ended February 28, 2018, was $11,246 (2017 - $11,178).

As of February 28, 2018, the future lease commitments are as follows:

Year	Operating Lease Commitments
2018	$1,430

On June 1, 2015 the Company entered into Consultancy Agreements with two consultants whereby the consultants will assist the Company with the filing of the S-1 Registration Statement of the Company. In consideration for these services the Company will issue to each consultant 10,000 cashless warrants within ten days of the Company receiving an effectiveness notice of the S-1 filing from the Securities and Exchange Commission. The warrants have an exercise price of $5.00 and are exercisable for a two-year period following their issuance. On December 6, 2016, the Company issued the 10,000 cashless warrants to each of the two consultants with a fair value of $nil, which were valued using the Black-scholes option pricing model.

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of February 28, 2018, the services and software have not been completed.

On June 3, 2016, the Company entered into a Consultancy Agreement for business advisory services in consideration for 300,000 restricted shares of common stock and 2,000,000 cashless warrants that have an exercise price of $3.50 and an exercise period of two years following the effectiveness notice of the S-1 filing from the Securities and Exchange Commission. On June 15, 2016, the Company issued 300,000 restricted shares of common stock with a fair value of $30,000 pursuant to the agreement. On December 6, 2016, the Company issued the 2,000,000 cashless warrants with a fair value of $nil, which were valued using the Black-scholes option pricing model.

7.     Concentrations

The Company’s revenues were concentrated among three customers for the year ended February 28, 2018, and two customers for the year ended February 28, 2017:

Customer	Year Ended February 28, 2018
1	36%
2	22%
3	11%

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

Customer	Year Ended February 28, 2017

1	37%
2	29%

The Company’s receivables were concentrated among four customers as at February 28, 2018, and three customers as at February 28, 2017:

Customer	February 28, 2018

1	27%
2	18%
3	12%
4	10%

Customer	February 28, 2017

1	24%
2	21%
3	10%

8.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2018, or 2017. However, Rent Pay did have income tax expense of $5,005 to the South African Revenue Services for the year ended February 28, 2018 (2017 – $11,677). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $184,000 at February 28, 2018, which starts to expire in 2036.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2018 and February 28, 2017.

2018

Income Tax at Statutory Rate	(32)
Effect of Operating Losses	32%
Foreign Income Tax	18%
18%

2017

Income Tax at Statutory Rate	(34)%
Effect of Operating Losses	34%
Foreign Income Tax	18%
18%

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

9.	Subsequent Events

On April 16, 2018, pursuant to an Asset Purchase agreement, the Company acquired software named “Theme Studio” from Twin Harbour Web Solutions in exchange for 2,000,000 shares of common stock of the Company. We have an April 16, 2018 Asset Purchase Agreement with Twin Harbor Web Solutions, Inc, where we acquired the software known as “Theme Studio” from Twin Harbor Web Solutions in exchange for 2,000,000 restricted common stock shares. The software acquired includes a customizable client loan or product website with templates that include a client and document management platform as well as an electronic document signature solution. This means that we now own all right, title and deed to the “Theme Studio “software and can further develop the platform.

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2018, have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 28, 2018. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended February 28, 2018 and 2017. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended February 28, 2018 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name:

Name:	Age	Position
Wouter Fouche	41	CEO/VP/Director
Jacob Fölscher	40	President/CFO/CAO/Director

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

Litigation

None

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2016 We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to the Company address listed above.

Nomination Process

As of February 28, 2018, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors and there were no subsequent events and directors have remained the same. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name and		Salary	Bonus	Stock Awards	Option Awards	All other
Principal Position	Year	($)	($)	($)	($)	Compensation	Total
Wouter Fouche CEO	2017	61848.2	4654.34	0	0	0	66502.54
	2018	109293.78	4500.00	0	0	0	113793.78

Jacob Fölscher COO/CFO	2017	37363.59	4654.34	0	0	0	42017.93
	2018	104034.07	0	0	0	0	104034.07

BOARD OF DIRECTOR COMPENSATION

We have not compensated our Directors with any director compensation since our inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of November 13, 2018 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name
Beneficial Owners over 5%
Emerging Markets Consulting, LLC (3)	1,875,000	7.2
Rainmaker Group Consulting, LLC (4)	1,875,000	7.2
Twin Harbor Web Solutions	2,030,000	7.8
Total	5,780,000	22.3

Executive Officers/Directors (2)
Wouter A. Fouche (6)	9,165,000	35.3
Jacob C Fölscher (7)	9,175,000	35.3
Total – All officers	18,340,000	70.6
Total – All over 5% shareholders and officers		92.8

We presently have 25,975,310 common shares outstanding. Of these shares, 7,635,310 common shares are held by non-affiliates and 18,340,000 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

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

2. Based on 25,975,310 issued and outstanding shares of common stock.

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

5. The principal of Twin Harbor Web Solutions is Michael McCloy, who has sole dispositive and voting power over the shares. The business address of Twin Harbor Web Solutions is 29 Creek Road, Bayville, NY 11709 US. Twin Harbor Web Solutions is a beneficial owner and a related party.

6. The address for Chief Executive Officer Wouter A. Fouche is 5 Uitzicht Office Park, 2 Bellingham Street, Centurion 0157, South Africa. The address for Chief Financial Officer Jacob C. Fölscher is no 6 Uitzicht Office Park, 2 Bellingham Street, Centurion 0157, South Africa.

7. Wouter Fouche’s ownership is composed of: (a) 9,025,000 shares he individually owns; (b) 100,000 shares in the name of LoanTech Trust, a trust he controls; and (c) 40,000 shares owned by his wife, Desiree Fouche.

8. Jacob C. Fölscher’s ownership is composed of: (a) 9,025,000 shares he individually owns; (b) 100,000 shares in the name of Fölscher Family Trust, a trust he controls through which he has dispositive and voting power; and (c) 50,000 shares owned by his wife, Kim Elizabeth Fölscher.

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

On April 20, 2016, we issued 50,000 shares to Kim Elizabeth Fölscher, Jacob Fölscher’s wife, at an aggregate value of $5,000.

On December 12, 2015, we issued 40,000 shares to Desiree Fouche, Wouter Fouche’s wife, at an aggregate value of $4,000.

Verbal Agreements with our Founders

Verbal Agreement with Wouter Fouche

We have a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available. There is also a 13th check that is payable yearly Additionally, we verbally agreed to pay Wouter Fouche a $10,000 relocation expense for relocating to the US. This monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary will increase to $9,000 when funds are available. There is also a 13th check that is payable yearly. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US. The $9,000 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

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

Twin Harbor Web Solutions (“Twin Harbor”) individually owns more than 5% of our common stock. On 16 April 2018, we acquired the Theme Studio software from Twin Harbor in exchange for 2,000,000 common shares for an aggregate purchase price of $200,000. In addition we have a service level agreement for development and hosting solutions with Twin Harbor. The transactions are related party transactions and Twin Harbor is a related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended February 28, 2018 amounted to $25,500.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

23*	Consent of M&K CPAS, PLLC

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*      Filed herewith

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

Dated: November 13, 2018

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

Dated: November 13, 2018

