Form 10-Q
period 2018-05-31
UPAY
filed 2018-12-13
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to .

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

The Company has 25,975,310 shares outstanding as of December 13, 2018.

2

PART I – FINANCIAL INFORMATION

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2018	February 28, 2018
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$283,368	$409,803
Accounts receivable	53,516	55,135
Prepaid expenses and other current assets	2,667	2,547

Total Current Assets	339,551	467,485

Property and Equipment, Net (Note 3)	230,743	5,821

Total Assets	$570,294	$473,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$305,085	$424,636
Taxes payable	3,271	3,468
Current portion of obligations under finance lease (Note 4)	3,814	—

Total Current Liabilities	312,170	428,104

Non-Current Liabilities

Obligations Under Finance Lease (Note 4)	20,534	—

Total Liabilities	332,704	428,104

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 25,915,310 shares and 23,915,310 shares issued and outstanding at May 31, 2018, and February 28, 2018, respectively	25,915	23,915
Additional Paid in Capital	370,732	172,732
Accumulated Deficit	(147,610)	(142,549)
Accumulated Other Comprehensive Loss	(11,447)	(8,896)

Total Stockholders’ Equity	237,590	45,202

Total Liabilities and Stockholders’ Equity	$570,294	$473,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2018	2017

Revenue	$238,374	$175,336
Cost of Revenue	(50,419)	(27,784)

Gross Profit	187,955	147,552

Expenses

General and administrative	191,858	164,556
Depreciation	6,015	1,597

Total Expenses	197,873	166,153

Net Loss Before Other Expenses and Income Taxes	(9,918)	(18,601)

Other Income (Expenses)

Gain on sale of equipment	4,649	—
Interest income	247	370
Interest expense	(39)	—

Loss Before Income Taxes	(5,061)	(18,231)

Provision for income taxes	—	—

Net Loss	(5,061)	(18,231)

Other Comprehensive Loss

Foreign currency translation adjustments	(2,551)	(99)

Comprehensive Loss	$(7,612)	$(18,330)

Net (Loss) Income Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	24,502,267	23,915,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2017	23,915,310	$23,915	$172,732	$(48,506)	$(6,320)	$141,821

Net loss	—	—	—	(18,231)	—	(18,231)

Foreign currency translation adjustments	—	—	—	—	(99)	(99)

Balance – May 31, 2017	23,915,310	$23,915	$172,732	$(66,737)	$(6,419)	$123,491

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202

Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000

Net income	—	—	—	(5,061)	—	(5,061)

Foreign currency translation adjustments	—	—	—	—	(2,551)	(2,551)

Balance – May 31, 2018	25,915,310	$25,915	$370,732	$(147,610)	$(11,447)	$237,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017

Cash Flows from Operating Activities

Net loss	$(5,061)	$(18,231)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,015	1,597
Gain on sale of equipment	(4,649)	—

Changes in operating assets and liabilities:
Accounts receivable	1,619	33,972
Prepaid expenses and other current assets	(120)	14
Accounts payable	(125,688)	(17,379)
Accrued expenses	4,000	4,000

Net Cash Used in (Provided by) Operating Activities	(123,884)	3,973

Effect of Exchange Rate Changes on Cash	(2,551)	(99)

Change in Cash and Cash Equivalents	(126,435)	3,874

Cash and Cash Equivalents - Beginning of Period	409,803	262,974

Cash and Cash Equivalents - End of Period	$283,368	$266,848

Supplemental Disclosures of Cash Flow Information:

Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities:
Vehicle Financed through Lease	$24,348	$—
Common stock issued for intangible asset	$200,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2018, have been omitted.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Under ASC 606, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. This guidance is effective for annual reporting periods beginning after December 15, 2017, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company adopted this standard using the modified retrospective approach on March 1, 2018.

The Company has several revenue streams and they are recognized as below:

Branch Setup Fees

This is a once off cost that the company charges when a customer is onboarded. Revenue is recognized immediately and is collected in the same month. This results in no accounts receivable at the end of the month as revenue is recognized and collected immediately.

Data Migration Fees

This only applies to a customer applying to migrate client data from a previous system to our system. We invoice for this service as soon as data is successfully transferred, imported and verified by our customer. Revenue is recognized upon invoicing and payment is collected within two days due to debit order mandates signed by the customer as part of the agreement. This results in no outstanding accounts receivable as of the end of each month.

Monthly Rental Fees

Our software is made available on a web-based software platform and is offered as software as a service. Our agreement is an evergreen agreement (auto-renewed) and if not terminated by a customer, remains intact. Termination may occur by either party at any point with 30 days’ notice. The monthly software rental fee is payable every month per branch. Monthly software rental fees are payable in the beginning of each month. The monthly rental fees are invoiced during the first few days of a month and is recognized over the period of the month. Payments are collected via debit order a few days later, prior to the end of that month, due to debit order mandate signed by the customer. This results in no accounts receivable as invoicing and payment happens within the same month.

Development Service Fee

We have some clients that we do custom software development for, on some versions of our software. Here we adopt a scrum methodology with 2-week development sprints. We agree on a price per hour for development with these clients, typically through email communication. We send an invoice for the work completed and usually get paid within the same month. On this revenue stream we do not run a debit order, but clients need to pay invoices before we continue with the next development increment. Payments are due and revenue is recognized upon invoicing. At times collecting payment can take up to 30 days. Unpaid invoices, if any, are recorded to accounts receivable at the end of each month, but invoicing and payment usually happen within the same month.

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

We are registered as a third-party payment provider and all payments collected on this stream are settled by the bank directly into our bank account. We only charge a fee on successful debit order collections and retain that fee when we distribute funds collected on behalf of consumers. The transaction fees charged for these transactions are called CTC and they are displayed on the signed agreement that the consumer signs with us. The CTC fees are paid by the consumer, in addition to the loan installment collected. The loan installment and CTC are collected as one amount, but the CTC is retained by us upon distribution of funds to lenders. Revenue is recognized as each new order is processed and the transaction fee is charged. Our software system counts and accounts for each individual transaction and its amount and this is generated on a report on our Acpas software. We use this report to confirm the revenue recognition in our billing system. If there are any CTC that has yet to be collected at an end of a period, it is recorded as accounts receivable.

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

After receiving the premiums and supporting reports, the insurance company will then calculate and verify the premiums paid and premium claw back to this point and work out the commission payable based on the premiums received. Upon collection of the premiums, the insurance company will complete their final calculations and the insurance company will then pay all commissions earned by us and the lenders. We distribute the commission amounts due to the lenders within two days of receiving such payments from the insurance company. Revenue is recognized upon collection of the premiums from the consumers.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2018, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

h)	Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting”, which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital, and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The ASU 2016-09 was subsequently updated with ASU 2017-09, issued in May 2017. These standards will become effective for annual periods beginning after December 15, 2017. On March 1, 2018, the Company adopted the new accounting standard Topic 718, Improvements to Employee Share-Based Compensation Accounting, and all of the related amendments. The adoption of this standard did not have a significant financial impact due to prior taxable losses and our net operating loss carry forward.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. On March 1, 2018, the Company adopted the new accounting standard. The adoption of this standard did not have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The new guidance will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents is required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. On March 1, 2018, the Company adopted the new accounting standard Topic 230, Restricted Cash. The adoption of this standard did not have a material impact on our financial statements.

In July 2017, FASB issued ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Management believes that Topics 260 and 480 pertains to the Company and the impact will be immaterial.

In September 2017, FASB issued and update to ASC 606— Revenue from Contracts with Customers. On March 1, 2018, the Company adopted the new accounting standard and all of the related amendments as discussed in the revenue recognition accounting policy description disclosed in Note 2.

UPAY, Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

On November 22, 2017 the FASB issued ASU 2017-14 – “Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. On March 1, 2018, the Company adopted the new accounting standard. The adoption of this standard did not have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

In January 2018, FASB issued Update 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which states the amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted, and Example 10 of Subtopic 350- 30. The new guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance.

In February 2018, FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220)”. This ASU deals with the reclassification of certain tax effects from Accumulated Other Comprehensive Income. The new guidance is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted. We do not believe that there will be any significant financial impact due to prior taxable losses and our net operating loss carry forward.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2018 Net Carrying Value	February 28, 2018 Net Carrying Value

IT equipment	$4,819	$(2,917)	$1,902	$2,439
Motor vehicle	25,076	(310)	24,766	—
Furniture and fixtures	9,401	(2,506)	6,895	961
Office equipment	3,443	(1,331)	2,112	2,421
Computer software	$200,000	(4,932)	195,068	—

Total	$242,739	$(11,996)	$230,743	$5,821

The motor vehicle above was acquired under a capital lease (see note 4).

During the three months ended May 31, 2018, the Company recorded depreciation expense of $6,015 (2017 - $1,597) and recognized a gain on sale of equipment of $4,649 (2017 - $nil).

On April 16, 2018, the Company entered into an Asset Purchase Agreement with a non-related third party for the acquisition of a non-exclusive right to a software platform “Waypoint” which will be incorporated with the Company’s own software, known as “Theme Studio”. In consideration, the Company issued 2,000,000 shares of common stock at with a fair value of $200,000.

UPAY, Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

4.	Obligations Under Finance Lease

The Company commenced the leasing of motor vehicle on May 23, 2018 for a term of five years. The monthly minimum lease payments are for $533 (R6,658). The motor vehicle lease is classified as a finance lease. The interest rate underlying the obligation in the finance lease is 11.25% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance lease together with the present value of the net minimum lease payments as of May 31, 2018:

Years ending February 28:
2019	$4,801
2020	6,402
2021	6,402
2022	6,402
2023	6,402
2024	1,600

Net minimum lease payments	32,009
Less: amount representing interest payments	(7,661)

Present value of net minimum lease payments	24,348
Less: current portion	(3,814)

Long-term portion	$20,534

5.	Common Stock

On May 4, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $200,000 pursuant to an Asset Purchase Agreement (see Note 3).

6.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2018	2,020,000	3.51

Issued	—	—

Balance, May 31, 2018	2,020,000	3.51

The following table summarizes information about warrants outstanding and exercisable at May 31, 2018:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)
3.50	December 6, 2018	2,000,000	0.52
5.00	December 6, 2018	20,000	0.52

		2,020,000	0.52
F-11

UPAY, Inc.
Notes to the Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

7.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate was $715 (R8,918) in the first year and increased to $786 (R9,809) in the second year of the lease. On April 11, 2018, the Company renewed the lease and increased the amount of office space leased. The term of the renewal agreement is for two years commencing May 1, 2018. The monthly base rate is $1,730 (R21,595) in the first year and increases to $1,864 (R23,264) in the second year of the lease. Lease expense for the three months ended May 31, 2018, was $3,818 (2017 - $3,116).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the three months ended May 31, 2018, was $2,901 (2017 - $2,686).

As of May 31, 2018, the future lease commitments related to the office spaces under lease are as follows:

Year	Operating Lease Commitments

2018	$17,117
2019	$24,693
2020	$7,456

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of May 31, 2018, the services and software have not been completed.

8.	Concentrations

The Company’s accounts receivables and revenues were concentrated among three customers for the three months ended May 31, 2018, and three customers for the three months ended May 31, 2017:

	Three Months Ended May 31, 2018
Customer	Accounts Receivables	Revenues

1	22%	35%
2	19%	24%
3	12%	5%

	Three Months Ended May 31, 2017
Customer	Accounts Receivables	Revenues

1	34%	37%
2	19%	14%
3	13%	13%
9.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2018, have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $(147,610) at May 31, 2018 and a net loss of $(5,061) for the 3 months ended May 31, 2018. As of May 31, 2018, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful in funding our operations through equity financing. .

3

Results of Operations: For the 3 months ended May 31, 2018 and May 31, 2017

Revenues

Our revenues for the 3-month period ended May 31, 2018 and 2017 were $238,374 and $175,336, respectively, reflecting increased revenues of $63,038. The $63,038 of increased revenues is primarily attributable to growth in our client base in South Africa.

Net Loss

We had a net comprehensive loss of $(2,612) and a net loss of $5,061 for the 3-month ended May 31, 2018 and 2017, respectively, reflecting a decrease of $2,449, which is primarily attributable to growth in revenue in our South African business.

Operating Expenses

We incurred total operating expenses of $197,873 and $166,153, respectively, for the 3-month period ended May 31, 2018 and 2017, reflecting a $31,720 increase for the 3 months ended May 31, 2018, which is attributable to a $27,302 increase in general and administrative expenses.

Liquidity and Capital Resources

We had working capital of $27,381 at May 31, 2018 and working capital of $39,381 at our fiscal year ended February 28, 2018, representing a decrease of $12,000 in working capital.

Our net cash flows provided by operating activities was $(123,884) for the 3 months ended May 31, 2018 compared to $3,973 for the 3 months ended May 31, 2017, representing a $127,857 increase in cash flows provided by operating activities.

Our net cash used in investing activities were $0 and $0, respectively, for the three months ended May 31, 2018 and 2017, reflecting no change in cash used in investing activities.

Our net cash provided by financing activities was $0 for the 3-month period ended May 31, 2018, compared to $0 for the three months ended May 31, 2017, reflecting no change used in financing activities.

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

4

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

On May 4, 2018, we issued 2,000,000 common stock shares to a non-related third party at a share valuation of $0.10 per share for aggregate consideration of $200,000. The 2,000,000 shares were issued pursuant to an asset purchase agreement providing for the purchase of software.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other information

None.

5

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

Date: December 13, 2018

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
7