Form 10-Q
period 2018-08-31
UPAY
filed 2019-01-11
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

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

The Company has 25,975,310 shares outstanding as of January 9, 2019

2

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2018	February 28, 2018
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$264,602	$409,803
Accounts receivable	53,217	55,135
Prepaid expenses and other current assets	4,012	2,547

Total Current Assets	321,831	467,485

Property and Equipment, Net (Note 3)	213,564	5,821

Total Assets	$535,395	$473,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$294,519	$424,636
Taxes payable	2,786	3,468
Current portion of obligations under finance lease (Note 4)	3,374	—

Total Current Liabilities	300,679	428,104

Non-Current Liabilities

Obligations Under Finance Lease (Note 4)	16,612	—

Total Liabilities	317,291	428,104

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 25,915,310 shares and 23,915,310 shares issued and outstanding at August 31, 2018, and February 28, 2018, respectively	25,915	23,915
Additional Paid in Capital	370,732	172,732
Accumulated Deficit	(161,957)	(142,549)
Accumulated Other Comprehensive Loss	(16,586)	(8,896)

Total Stockholders’ Equity	218,104	45,202

Total Liabilities and Stockholders’ Equity	$535,395	$473,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2018	2017	2018	2017

Revenue	$247,524	$227,885	$485,898	$403,221
Cost of Revenue	(62,051)	(27,724)	(112,470)	(55,508)

Gross Profit	185,473	200,161	373,428	347,713

Expenses

General and administrative	186,937	233,091	378,795	397,647
Depreciation	12,091	1,609	18,106	3,206

Total Expenses	199,028	234,700	396,901	400,853

Net Income (Loss) Before Other Expenses and Income Taxes	(13,555)	(34,539)	(23,473)	(53,140)

Other Income (Expenses)

(Loss) gain on sale of equipment	(253)	—	4,396	—
Interest income	253	855	500	1,225
Interest expense	(792)	(20)	(831)	(20)

Income (Loss) Before Income Taxes	(14,347)	(33,704)	(19,408)	(51,935)

Provision for income taxes	—	—	—	—

Net Income (Loss)	(14,347)	(33,704)	(19,408)	(51,935)

Other Comprehensive (Loss) Income

Foreign currency translation adjustments	(5,139)	70	(7,690)	(29)

Comprehensive Loss	$(19,486)	$(33,634)	$(27,098)	$(51,964)

Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	25,915,310	23,915,310	25,208,788	23,915,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2017	23,915,310	$23,915	$172,732	$(48,506)	$(6,320)	$141,821

Net loss	—	—	—	(51,935)	—	(51,935)

Foreign currency translation adjustments	—	—	—	—	71	71

Balance – August 31, 2017	23,915,310	$23,915	$172,732	$(100,441)	$(6,249)	$89,957

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202

Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000

Net loss	—	—	—	(19,408)	—	(19,408)

Foreign currency translation adjustments	—	—	—	—	(7,690)	(7,690)

Balance – August 31, 2018	25,915,310	$25,915	$370,732	$(161,957)	$(16,586)	$218,104

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended August 31, 2018	Six Months Ended August 31, 2017

Cash Flows from Operating Activities

Net loss	$(19,408)	$(51,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,106	3,206
Gain on sale of equipment	(4,396)	—

Changes in operating assets and liabilities:
Accounts receivable	1,918	69,946
Prepaid expenses and other current assets	(1,465)	3
Accounts payable	(134,798)	(39,595)
Accrued expenses	4,000	2,848

Net Cash Used in Operating Activities	(136,044)	(15,527)

Cash Flows from Investing Activities

Purchase of equipment	—	(349)

Net Cash Used in Investing Activities	—	(349)
Cash Flows from Financing Activities
Principle Payments on Debt	(1,467)
Net CASH Used in Financing Activities	(1,467)

Effect of Exchange Rate Changes on Cash	(7,690)	(29)

Change in Cash and Cash Equivalents	(145,201)	(15,905)

Cash and Cash Equivalents – Beginning of Period	409,803	262,974

Cash and Cash Equivalents – End of Period	$264,602	$247,069

Supplemental Disclosures of Cash Flow Information:

Interest paid	$—	$20
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities:
Vehicle Financed through Lease	19,986

Common stock issued for intangible asset	$200,000	$—

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2018, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2018 Net Carrying Value	February 28, 2018 Net Carrying Value

IT equipment	$4,104	$(2,823)	$1,281	$2,439
Motor vehicle	21,356	(1,332)	20,024	—
Furniture and fixtures	8,006	(2,468)	5,538	961
Office equipment	2,933	(1,280)	1,653	2,421
Computer software	200,000	(14,932)	185,068	—

Total	$236,399	$(22,835)	$213,564	$5,821

The motor vehicle above was acquired under a capital lease (see note 5).

During the six months ended August 31, 2018, the Company recorded depreciation expense of $18,106 (2017 - $3,206) and recognized a gain on sale of equipment of $4,396 (2017 - $nil).

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

The Company commenced the leasing of motor vehicle on May 23, 2018 for a term of five years. The monthly minimum lease payments are for $454 (R6,658). The motor vehicle lease is classified as a finance lease. The interest rate underlying the obligation in the finance lease is 11.25% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance lease together with the present value of the net minimum lease payments as of August 31, 2018:

Years ending February 28:
2019	$2,726
2020	5,452
2021	5,452
2022	5,452
2023	5,452
2024	1,363

Net minimum lease payments	25,897
Less: amount representing interest payments	(5,911)

Present value of net minimum lease payments	19,986
Less: current portion	(3,374)

Long-term portion	$16,612

5.	Common Stock

On May 4, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $200,000 pursuant to an Asset Purchase Agreement (see Note 3).

6.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2018	2,020,000	3.51

Issued	—	—

Balance, August 31, 2018	2,020,000	3.51

The following table summarizes information about warrants outstanding and exercisable at August 31, 2018:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)

3.50	December 6, 2019	2,000,000	0.27
5.00	December 6, 2018	20,000	0.27

		2,020,000	0.27

7.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate was $608 (R8,918) in the first year and increased to $669 (R9,809) in the second year of the lease. On April 11, 2018, the Company renewed the lease and increased the amount of office space leased. The term of the renewal agreement is for two years commencing May 1, 2018. The monthly base rate is $1,474 (R21,595) in the first year and increases to $1,587 (R23,264) in the second year of the lease. Lease expense for the six months ended August 31, 2018, was $9,269 (2017 - $6,459).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the six months ended August 31, 2018, was $5,692 (2017 - $5,457).

As of August 31, 2018, the future lease commitments related to the office spaces under lease are as follows:

Year	Operating Lease Commitments

2018	$8,754
2019	$21,454
2020	$6,350

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of August 31, 2018, the services and software have not been completed.

8.	Concentrations

The Company’s accounts receivables and revenues were concentrated among three customers for the six months ended August 31, 2018, and three customers for the six months ended August 31, 2017:

	Six Months Ended August 31, 2018
Customer	Accounts Receivables	Revenues

1	25%	34%
2	15%	23%
3	14%	5%

	Six Months Ended August 31, 2017
Customer	Accounts Receivables	Accounts Receivables

1	31%	39%
2	19%	14%
3	14%	14%
9.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. The subsequent events are listed below:

On September 2018, the Company issued a combined total of 60 000 common shares of stock divided between 5 key employees as part of its staff retention strategy. The board compiled a resolution and subsequently issued the shares on September 25, 2018 to the respective employees.

On January 9, 2019, the Company entered into a Software Acquisition Agreement, through its South African subsidiary, Rent Pay (Pty) Ltd, with Finbond Mutual Bank, for Finbond to acquire a copy of the UPAY software that Rent Pay (Pty) Ltd will further customize and develop for Finbond in the future for use in Finbond’s branches in South Africa. The total purchase price for the copy of the UPAY software is Three-Million, Four-Hundred Thousand Rand or ($)Two-Hundred and forty four Thousand, Eight Hundred and Sixty in US dollars, $244,860, as of January 10, 2018.

Rent Pay (Pty) Ltd also agreed to update its current Service Level Agreement with Finbond for additional support and maintenance services.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $(161,957) at August 31, 2018 and a net loss of $(19,408) for the 6 months ended August 31, 2018. As of August 31, 2018, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful in funding our operations through equity financing.

3

Results of Operations: For the 3 months ended August 31, 2018 and August 31, 2017

Revenues

Our revenues for the 3-month period ended August 31, 2018 and 2017 were $247,524 and $227,885, respectively, reflecting increased revenues of $19,639. The $19,639 of increased revenues is primarily attributable to growth in transactional revenue in our South African operations.

Net Loss

We had a net loss of $(14,347) and $(33,704) for the 3-months ended August 31, 2018 and 2017, respectively, reflecting an increased net loss of $19,357, which is primarily attributable to increase in operational expenses

Operating Expenses

We incurred total operating expenses of $199,028 and $234,700, respectively, for the 3-month period ended August 31, 2018 and 2017, reflecting a $35,672 decrease for the 3 months ended August 31, 2018, which is attributable to a $46,154 decrease in general and administrative expenses.

Results of Operations: For the 6 months ended August 31, 2018 and August 31, 2017

Revenues

Our revenues for the 6-month period ended August 31, 2018 and 2017 were $485,898 and $403,221, respectively, reflecting increased revenues of $82,768. The $82,768 of increased revenues is primarily attributable to growth in our transactional revenue in our South African operations.

Net Loss

We had a net loss of $19,408 and $51,935 for the 6-months ended August 31, 2018 and 2017, respectively, reflecting a decreased net loss of $32,527, which is primarily attributable to growth in our transactional revenue in our South African operations

Operating Expenses

We incurred total operating expenses of $396,901 and $400,853, respectively, for the 6-month period ended August 31, 2018 and 2017, reflecting a $3,952 decrease for the 6 months ended August 31, 2018, which is attributable to a $18,852 decrease in general and administrative expenses.

Liquidity and Capital Resources

We had surplus working capital of $21,152 at August 31, 2018 and surplus working capital of $39,381 at our fiscal year ended February 28, 2018, representing a decrease of $18,229 in surplus working capital.

Our net cash used in operating activities was $(136,044) for the 6 months ended August 31, 2018 compared to $(15,527) for the 6 months ended August 31, 2017, representing an $120,517 increase in cash flows used in operating activities.

Our net cash used in financing activities was $(1,467) for the 6 months ended August 31, 2018 compared to $(0) for the 6 months ended August 31, 2017, representing an $1,467 increase in cash flows used in financing activities.

Our net cash used in investing activities were $0 and $(349), respectively, for the six months ended August 31, 2018 and 2017, reflecting a $349 decrease in cash used in investing activities.

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

Date: January 11, 2019

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
7