Form 10-Q
period 2018-11-30
UPAY
filed 2019-01-22
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

The Company has 25,975,310 shares outstanding as of January 22, 2019.

Item 1

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2018	February 28, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$420,746	$409,803
Accounts receivable	70,739	55,135
Prepaid expenses and other current assets	2,135	2,547
Total Current Assets	493,620	467,485
Property and Equipment, Net (Note 3)	229,720	5,821
Total Assets	$723,340	$473,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$437,100	$424,636
Taxes payable	2,977	3,468
Current portion of obligations under finance lease (Note 4)	8,735	—
Total Current Liabilities	448,812	428,104
Non-Current Liabilities
Obligations Under Finance Lease (Note 4)	42,895	—
Total Liabilities	491,707	428,104

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 25,975,310 shares and 23,915,310 shares issued and outstanding at November 30, 2018, and February 28, 2018, respectively	25,975	23,915
Additional Paid in Capital	376,672	172,732
Accumulated Deficit	(165,461)	(142,549)
Accumulated Other Comprehensive Loss	(5,553)	(8,896)
Total Stockholders’ Equity	231,633	45,202
Total Liabilities and Stockholders’ Equity	$723,340	$473,306

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
Revenue	$281,458	$117,381	$767,356	$520,602
Cost of Revenue	(68,156)	(28,073)	(180,626)	(83,581)
Gross Profit	213,302	89,308	586,730	437,021
Expenses
General and administrative	202,586	101,154	581,381	498,801
Depreciation	13,116	1,376	31,222	4,582
Total Expenses	215,702	102,530	612,603	503,383
Net Income (Loss) Before Other Expenses and Income Taxes	(2,400)	(13,222)	(25,873)	(66,362)
Other Income (Expenses)
(Loss) gain on sale of equipment	(157)	—	4,239	—
Interest income	452	516	952	1,741
Interest expense	(1,399)	(36)	(2,230)	(56)
Income (Loss) Before Income Taxes	(3,504)	(12,742)	(22,912)	(64,677)
Provision for income taxes	—	—	—	—
Net Income (Loss)	(3,504)	(12,742)	(22,912)	(64,677)
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	11,033	792	3,343	763
Comprehensive Income (Loss)	$7,529	$(11,950)	$(19,569)	$(63,914)
Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	25,929,710	23,915,310	25,456,983	23,915,310

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance – February 28, 2017	23,915,310	$23,915	$172,732	$(48,506)	$(6,320)	$141,821
Net loss	—	—	—	(64,677)	—	(64,677)
Foreign currency translation adjustments	—	—	—	—	763	763
Balance – November 30, 2017	23,915,310	$23,915	$172,732	$(113,183)	$(5,557)	$77,907

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202
Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000
Issuance of shares pursuant to Employee Stock Compensation Agreements	60,000	60	5,940	—	—	6,000
Net loss	—	—	—	(22,912)	—	(22,912)
Foreign currency translation adjustments	—	—	—	—	3,343	3,343
Balance – November 30, 2018	25,975,310	$25,975	$376,672	$(165,461)	$(5,553)	$231,633

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended November 30, 2018	Nine Months Ended November 30, 2017
Cash Flows from Operating Activities
Net income (loss)	$(22,912)	$(64,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,222	4,582
Gain on sale of equipment	(4,239)	—
Share-based compensation	6,000	—

Changes in operating assets and liabilities:
Accounts receivable	(15,604)	37,846
Prepaid expenses and other current assets	412	925
Accounts payable	10,291	59,059
Accrued expenses	500	4,000
Net Cash Used in Operating Activities	5,670	41,735
Cash Flows from Investing Activities		(1,808)
Net Cash Used in Investing Activities		(1,808)

Cash Flows from Financing
Principal Payments on Debt	1,930
Net Cash Used in Financing Activities	1,930
Effect of Exchange Rate Changes on Cash	3,343	763
Change in Cash and Cash Equivalents	10,943	40,690
Cash and Cash Equivalents - Beginning of Period	409,803	262,974
Cash and Cash Equivalents - End of Period	$420,746	$303,664

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$56
Income taxes paid	$—	$—

Non-cash Investing and Financing Activities:
Common stock issued for intangible asset	$200,000	$—
Vehicle Financing through Lease	$51,610	$—

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2018, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Compensation Accounting”, which requires that excess tax benefits are recorded on the income statement as opposed to additional paid-in-capital and treated as an operating activity on the statement of cash flows. ASU 2016-09 also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest (current U.S. GAAP) or account for forfeitures when they occur. ASU 2016-09 further requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows. The ASU 2016-09 was subsequently updated with ASU 2017-09, issued in May 2017. These standards will become effective for annual periods beginning after December 15, 2017. On March 1, 2018, the Company adopted the new accounting standard Topic 718, Improvements to Employee Share-Based Compensation Accounting, and all of the related amendments. The adoption of this standard did not have a significant financial impact due to prior taxable losses and our net operating loss carry forward.

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

In July 2017, FASB issued ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)”: (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Management believes that Topics 260 and 480 pertains to the Company and the impact will be immaterial.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2018 Net Carrying Value	February 28, 2018 Net Carrying Value
IT equipment	$4,386	$(3,378)	$1,008	$2,439
Motor vehicles	49,762	(3,158)	46,604	—
Furniture and fixtures	8,555	(3,507)	5,048	961
Office equipment	3,533	(1,541)	1,992	2,421
Computer software	200,000	(24,932)	1,992	—
Total	$266,236	$(36,516)	$229,720	$5,821

The motor vehicles above were acquired under a capital lease (see note 5).

During the nine months ended November 30, 2018, the Company recorded depreciation expense of $31,222 (2017 - $4,582) and recognized a gain on sale of equipment of $4,239 (2017 - $nil).

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

The Company commenced the leasing of two motor vehicles on May 23, 2018 and October 10, 2018 for a term of five years each. The monthly minimum lease payments are for $485 (R6,658) and $689 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the finance leases are both 11.25% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2018:

Years ending February 28:
2019	$3,525
2020	14,099
2021	14,099
2022	14,099
2023	14,099
2024	6,972
Net minimum lease payments	66,893
Less: amount representing interest payments	(15,263)
Present value of net minimum lease payments	51,630
Less: current portion	(8,735)
Long-term portion	$42,895

5.	Common Stock

On May 4, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $200,000 pursuant to an Asset Purchase Agreement (see Note 3).

On September 25, 2018, the Company issued 60,000 shares of common stock with a fair value of $6,000 pursuant to Employee Stock Compensation Agreements.

6.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $
Balance, February 28, 2018	2,020,000	3.51
Issued	—	—
Balance, November 30, 2018	2,020,000	3.51

The following table summarizes information about warrants outstanding and exercisable at November 30, 2018:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)
3.50	December 6, 2018	2,000,000	0.02
5.00	December 6, 2018	20,000	0.02
		2,020,000	0.02

7.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate was $650 (R8,918) in the first year and increased to $715 (R9,809) in the second year of the lease. On April 11, 2018, the Company renewed the lease and increased the amount of office space leased. The term of the renewal agreement is for two years commencing May 1, 2018. The monthly base rate is $1,575 (R21,595) in the first year and increases to $1,696 (R23,264) in the second year of the lease. Lease expense for the nine months ended November 30, 2018, was $14,521 (2017 - $10,115).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the nine months ended November 30, 2018, was $8,516 (2017 - $8,288).

As of November 30, 2018, the future lease commitments related to the office spaces under lease are as follows:

Year	Operating Lease Commitments
2018	$2,290
2019	$22,729
2020	$6,785

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of November 30, 2018, the services and software have not been completed.

8.	Concentrations

The Company’s accounts receivables and revenues were concentrated among three customers for the nine months ended November 30, 2018, and three customers for the nine months ended November 30, 2017:

	Nine Months Ended November 30, 2018
Customer	Accounts Receivables	Revenues

1	19%	61%
2	11%	36%
3	2%	7%

	Nine Months Ended November 30, 2017
Customer	Accounts Receivables	Revenues

1	13%	36%
2	9%	16%
3	1%	12%
9.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2018, have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $(165,461) and a net loss of $(22.912) for the 9 months ended November 30, 2018. As of November 30, 2018, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

3

Results of Operations: For the 3 months ended November 30, 2018 and November 30, 2017

Revenues

Our revenues for the 3-month period ended November 30, 2018 and 2017 were $281,458 and 117,381, respectively, reflecting increased revenues of $164,077. The $164,077 of increased revenues is primarily attributable to growth in our transactional revenue from our South Africa operations.

Net Loss/Profit

We had a net loss of $(3,504) and a net loss of $(12,742) for the 3-months ended November 30, 2018 and 2017, respectively, reflecting a decreased net loss of $9,238, which is primarily attributable to an increase in operational expenses.

Operating Expenses

We incurred total operating expenses of $215,702 and $102,530, respectively, for the 3-month period ended November 30, 2018 and 2017, reflecting a $113,172 increase of total operating expenses for the 3 months ended November 30, 2017, which is attributable to a general overall increase in operating expenses.

Results of Operations: For the 9 months ended November 30, 2018 and November 30, 2017

Revenues

Our revenues for the 9-month period ended November 30, 2018 and 2017 were $767,356 and $520,602, respectively, reflecting increased revenues of $246,754, which is primarily attributable to an overall growth in our transactional income streams in our South Africa operations.

Net Loss

We had a net loss of $(22,912) and $(64,677) for the 9-months ended November 30, 2018 and 2017, respectively, reflecting a decreased net loss of $41,765, which is primarily attributable to overall growth in our transactional income streams, resulting in higher revenue.

Operating Expenses

We incurred total operating expenses of $612,603 and $503,383, respectively, for the 9-month period ended November 30, 2018 and November 30, 2017, reflecting a $109,220 increase for the 9 months ended November 30, 2018, which is attributable to a $82,580 increase in general and administrative expenses.

Liquidity and Capital Resources

We had surplus working capital of $44,808 at November 30, 2018 and surplus working capital of $39,381 at our fiscal year ended February 28, 2018, representing an increase of $ 5,427 in surplus working capital.

Our net cash used in operating activities was $5,670 for the 9 months ended November 30, 2018 compared to $41,735 for the 9 months ended November 30, 2017, representing an $36,065 decrease in cash flows used in operating activities.

Our net cash used in investing activities were $(0) and $(1,808), respectively, for the nine months ended November 30, 2018 and 2017, reflecting a $1,808 decrease in cash used in investing activities.

4

Our net cash provided by financing activities was $1,930 for the 9-month period ended November 30, 2018 compared to $(0) for the nine months ended November 30, 2017, reflecting $1,930 increase in financing activities.

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

Date: January 22, 2019

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

7