Form 10-K
period 2019-02-28
UPAY
filed 2019-06-14
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2019

or

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

As of June 13, 2019, there were 26,030,310 shares outstanding.

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

United States

Americans borrowed nearly $29 billion from payday lenders in 2017, paying $5 billion in fees, according to estimates by John Hecht, an analyst at the financial services firm Jefferies - www.jefferies.com

South Africa

As of December 31, 2018, the industry data for the 3-month period ending December 31, 2018 estimates the unsecured credit and short-term credit market in South Africa, to be around US$ 2.36 billion (conversion rate as of December 31, 2018) (34-billion-rands in South Africa) for that quarterly period http://www.ncr.org.za/publications-ncr

Our Mission

Our mission is to provide loan administration software to credit providers, retail stores, provisional service industry (doctors, lawyers, accountants) with a high-quality credit management software systems and customer support that will enable such industries to effectively operate and manage their business and credit risk in compliance with applicable US federal and state laws and the National Credit Act in South Africa.

Recent Developments

(a) Embarking on a Proof of Concept, web development project with LEWFIN AMERICA for their operations in Texas. We have a December 12, 2018 titled “Proof of Concept (“POC”) to Supply and Develop Software Systems Agreement” with LEWFIN AMERICA LLC to develop an online lending website for them and to further customize and develop our loan management system to the industry needs and the needs of LEWFIN in Texas. The POC will run for a period of 12 months and expire on January 7, 2020. In exchange for the industry knowledge and input supplied by LEWFIN during this POC, UPAY will make the website and loan management system available to LEWFIN free of charge for a period of 12 months, following the expiration of the POC period. All new development and customization will remain the sole property of UPAY.

(b) Completed new software integrations with two US payment systems, namely Loan Payment Pro and Repay. We also integrated with a US credit bureau, Clarity, and a Global document verifying company, Decision Logic. We are also currently working on integrations with Payliance, a payment system and Dot818, a lead provider in the US.

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

We provide a cloud-based loan origination software system that is compliant with all applicable legislation and enables our customers to grant loans, sell products, pay bills or pay monthly subscriptions on terms, all within our software system. Our software platform features integrated third-party service providers are, for example, registered payment gateways, credit bureaus, two-way texting, credit protection insurance and decision-making platforms. We also develop tailor-made web sites for our customers that is fully integrated with our ACPAS system. Our system also includes basic accounting and bookkeeping functionality.

Products in South Africa

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we lease on a monthly basis to our customers that they use to manage their businesses, clients and processes.

2.	Theme Studio - Business Online

Customized websites that we develop for our customers that are fully integrated with our ACPAS system to provide our customers with a public platform to interact and transact with their clients daily.

3.	Credit Inquiries

We are a reseller of credit bureau products. We provide our customers with a base within the ACPAS software system to conduct consumer credit inquiries to make informed credit decisions about whether or not to grant credit to an applicant. We buy these credit inquiries in bulk from the credit bureau and resell the transactions to our customers at a markup price.

4.	Credit Protection and Life Insurance

We act as an agent for a registered insurance company and provide our customers with functionality within the ACPAS software system that enables our customers to sell credit protection insurance or life insurance products to consumers when securing credit. We receive monthly commission on all insurance sales generated through our system on a referral basis.

5.	Debit order transaction fees

In South Africa, we are a registered Third-Party Payment Provider (TPPP) and charge a fee for debit order transactions that we facilitate between parties. This is a percentage-based fee that we charge for every installment due for repayment, that we successfully collect by debit order from the bank account of consumers for their benefit (See Revenue Section on page __).

US Business Operation:

We are a holding company for our South African and US operations. We have launched our US based software as a Proof of Concept with one lender and are in the process of onboarding a second lender.

Our developers continue their work on the necessary changes and development needed to customize our system for the US environment, which is anticipated to be complete by August 2019 for the State of Texas, at which time we will be able to offer our products in Texas. Once complete, we will provide a web based client and loan administration software platforms to registered lenders in Texas and thereafter, contingent upon adequate financing, we will offer our software to additional states.

We will provide a cloud-based loan origination software system that will be compliant with all applicable state and federal legislation and will enable our customers to grant loans, sell products, pay bills or pay monthly subscriptions on terms, all within our software system. Our software platform will feature integrated third-party service providers such as registered payment gateways, credit bureaus, two-way texting, credit protection insurance and decision-making platforms in the US. We will also develop tailor-made web sites for our customers that is fully integrated with our system.

Planned products in the USA

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we will lease to our customers on a monthly basis. Our customers will use this platform to manage their businesses, clients and processes.

2.	Theme Studio Business Online

Customized websites that we will develop for our customers. These websites are fully integrated with our ACPAS system that provides our customers with a public platform to interact and transact with their clients daily.

3.	Credit Inquiries

We will be a reseller of credit bureau products. We will provide our customers with the functionality within the ACPAS software system to do consumer credit inquiries on consumers, in order to make informed credit decisions about whether or not to grant credit to an applicant. We buy these credit inquiries in bulk from the credit bureau and resell the transactions to our customers at a markup price.

4.	Credit Protection Insurance

We plan to act as an agent for a registered insurance company and to provide our customers with functionality within the ACPAS software system that will enable our customers to sell credit protection insurance to consumers when taking out credit. We should receive monthly commission on insurance sales generated through our system.

5.	ACPAS Transaction fee

We will invoice our customers per transaction, for the volume of transactions effected within the ACPAS system during each month. A transaction fee is added with any agreement/loan made on the system and is effected with all receipts made on the system during this period.

6.	Debit order transaction fees

In the US, we plan to charge a service fee for debit order transactions that we plan to facilitate between parties. This will be a percentage-based fee that we will charge for every installment due for repayment, that we successfully collected by debit order from the bank account of a consumer for the benefit of our customers.

This service will have two billing options.

☐	Cost to Client (CTC) - The cost of the transaction is paid by the bank merchant’s client/consumer; and
☐	Cost to Merchant (CTM) - The cost of the transaction is paid by our merchant (A merchant is a registered bank merchant and in our business case, a merchant refers to the registered lender or credit access business).
5

Revenue

In the US, we plan to charge a debit order transaction fee for debit order transactions between parties to facilitate credit transactions. This will be a percentage-based fee that we will charge for every installment due for repayment, that we collect by debit order from the bank account of a consumer (borrower) for the benefit of our customers (lenders).

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

A transaction is calculated when a loan is created on our ACPAS platform but effected when a payment is receipted on our ACPAS platform on that agreement.

We will also provide custom website development services on a per quote basis.

Description	South Africa Revenue Segment
ACPAS - Monthly License Fee	$42.85
ACPAS Installation and Setup fee (One-time charge)	$35.71
Transaction Fee (CTC /CTM per successful transaction)	2.55%
Ave volume of transactions/per month/per branch	500
Commission on insurance	Variable

(A transaction is defined as: a successful debit order collection through our debit order platform)

We will also provide custom website development services on a per quote basis.

Sales and Marketing Strategy US and South Africa

We provide a cloud-based loan origination software platform that enables businesses to grant loans, sell products, pay bills and monthly subscription on terms. Our marketing activities to date in South Africa have primarily consisted of contacting potential sales leads and making presentations and attending a yearly conference that we do with Micro Finance South Africa. We also run monthly Google adds and Facebook marketing campaigns, through external marketing companies.

Since August 2017, we have regularly posted videos and digital media files each month to continuously attract viewers.

We plan to also become members of OLA (Online lenders Alliance) and the CFSA (Community Financial Services Association of America) by March 2020 to establish contact with lenders within our target market and enable us to market our products and services through their network as well.

Social Media & Applications

We will use social media and apps to connect with leads and our customers on a more personal level. We currently make use of two marketing companies to promote our brand on social media platforms in South Africa and plan to do the same in the US.

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

Email Campaigns & Newsletters

We will signup customers and leads interested in our product through value added newsletters and email campaigns.

Events

We will arrange in-person marketing events together with industry leaders and opinion makers that will ensure personal interaction opportunities with potential clients that could result in a high conversion rate and quality leads on. During 2017, 2018, and 2019, we attended 8conferences, engaging with industry leaders.

Seasonality

We do not have a seasonal business cycle in South Africa. We do not anticipate our business in the US being materially affected by seasonal factors.

Raw Materials

We do not use raw materials in our business.

Target Market

Our target market consists of:

☐	Online lenders;

☐	Storefronts lenders;

☐	Retail establishments

☐	Lawyers, doctors, accountants; and

☐	Athletic or other clubs that charge monthly fees

Reliance Upon One or a Few Customers

During our Fiscal Year 2019, 3 customers accounted for 67.29% of our revenues business in South Africa, as follows:

Finance 27	39.22%
Credicover	17.28%
Babereki Finance (Pty) Ltd	10.80%

Employees (TO BE UPDATED)

We have 16 full-time employees: (a) our 2 officers, Wouter A Fouche and Jacob C Fölscher; (b) 1 project manager; (c) 1 administration manager; (d) 1 scientific programmer; (e) 5 systems engineers; and (f) 1 accounting/bookkeeping person, 2 assistants, 3 Software developers. Our scientific programmer and 5 system engineers and 3 Software developers will continue to provide support and technical assistance and modifications to our current ACPAS system and support development of future products and our current software. Most of our employees are located at our South African office, except Wouter Fouche and Desiree Fouche who are located at our Dallas Texas office. Michael McCloy, one of our senior software developers is also located in the USA, in the State of New York.

To be Hired Employees

Contingent upon our revenues and/or adequate financing, we plan to hire 8 sales representatives, 4 technical support staff members, 4 training consultants and 1 national sales manager in the US.

Geographic Territory

Our products and services have been offered since June 2008 in all South African provinces and will continue to be so offered. We have not yet offered our services in the US but we have entered into a proof of concept agreement with Lewfin America to finalize the system for the State of Texas and intend to begin offering our products and services to other lenders in September 2019, beginning with the State of Texas and then contingent upon adequate financing in other states.

Competition

Our primary competitors in the US are:

•	Infinity Enterprise Lending Systems based in Invise, Nevada; and

•	Epic Loan Systems based in Fort Lauderdale, Florida.

Our primary competitors in South Africa are

•	Compuscan; and

•	Delter.

Each of the above competitors sell credit related software that is sold to payday and other lenders.

Competitive Advantages

☐	We are a Cloud based system and there is no need for physical installation;

☐	For the past 7 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;

☐	South Africa has a non-paying culture as evidenced by market data.

Competitive Disadvantages

☐	Our competitors in the US and South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

☐	Apart from the POC, we have not yet commenced our operations in the US;

☐	We will have substantial development of our business and software program to adopt to the various states; and

☐	We have not tested our marketing or our product in the US.

Government Regulation

Our customers’ products and services are subject to extensive US local, state and federal regulation and South African regulations. The regulation of the loan products and services industry is intended primarily for the protection of consumers and is constantly in flux as new regulations are introduced and existing regulations are repealed, amended, and modified.

US Regulation

Federal

Lending Laws.

Our customers’ businesses are subject to the federal Truth in Lending Act and its underlying regulations, known as Regulation Z, the Fair Credit Reporting Act and the Equal Credit Opportunity Act. These laws require a company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under the Truth in Lending Act are intended to promote the informed use of consumer credit. Under the Truth in Lending Act, when acting as a lender, a company is required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The Fair Credit Reporting Act regulates the collection, dissemination and use of consumer information, including consumer credit information. The federal Equal Credit Opportunity Act prohibits a company from discriminating against any credit applicant based on any protected category, such as race, color, religion, national origin, sex, marital status or age, and requires a company to notify credit applicants of any action taken on the individual’s credit application.

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

Material Agreements

Verbal Agreement with Wouter Fouche

We have a verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $9,500 for our fiscal year 2019 based upon available funds. There will also be a 13th check as an annual bonus of $9,500 per year.

Verbal Agreement with Jacob C Fölscher

We have a verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $9,500 for our fiscal year 2019 based upon available funds. There will also be a 13th check as an annual bonus of $9,500 per year. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US, if would be applicable. The monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

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

We have a June 3, 2016 consulting agreement with Ferdinand Labuschagne to perform business advisory services in return for 300,000 restricted common stock shares that were issued and two million cashless warrants exercisable at $3.50 with an exercise period of 2 years following the effectiveness notice from the SEC, at which time the warrants will be issued. The exercise period was since extended for an additional 12 months by addendum and the warrants shall now expire on December 6, 2019. The warrant and its underlying shares and the 300,000 shares are subject to a Dribble Out Agreement providing that Ferdinand Labuschagne agrees not to sell during each quarter after the lock up period more than 10% of its shares then held and not more than 1,500 shares per day. The shares and the warrants are locked up for a period of 2 years following their issuance. As disclosed on page 50, Ferdinand Labuschagne is Wouter A. Fouche’s brother-in-law and the consulting agreement is a related party transaction.

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

Software Acquisition Agreement with Finbond Mutual Bank

We have a January 9, 2019 Software Acquisition Agreement with Finbond Mutual Bank, where Finbond will acquire a copy of the current UPAY software, for $240,279. Our subsidiary, Rent Pay (Pty) Ltd, will then further develop and customize the software at an agreed development rate per hour. Upon successful completion of the further development, Finbond will use the software in their South African operations. Finbond paid a deposit to initiate the project of $141, 341.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES (NEED TO UPDATE)

We pay monthly rent of $764.41 per month for our Dallas, Texas office. Our office is 155 square feet and is adequate for our current needs. Our lease expired but automatically renewed after this period on a month to month basis.

Rent Pay’s offices are located at South Africa and comprised of two office units of 1076 square feet each. The South Africa offices are composed of reception area, two boardrooms, one sales room, support and administration office. Rent Pay pays monthly rent of $1,748 and its lease expires on 30 April 2020. The total office space currently is 2152 square feet as of May 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol

We do not yet have a trading symbol. Our sponsoring broker-dealer will be filing a 15c2-11 application with FINRA.

Common Stock

As of February 28, 2019, our common stock was held by 44 stockholders of record and we had 25,975,310 shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the year ended February 28, 2019.

Recent Accounting Pronouncements

The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for the year ended February 28, 2019.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 2018 AND 2019

Results of Operations: For the year ended February 28, 2019 and February 28, 2018

COMPARATIVE RESULTS FOR FISCAL YEARS 2018 AND 2019

Results of Operations:  For the year ended February 28, 2019 and February 29, 2018

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 28, 2019 and February 28, 2018 were $1,098,793 and $778,262, respectively, reflecting increased revenues of $320,531. The $320,531 of increased revenues are primarily attributable to growth in our custom software development and in our current customers’ turnover and subsequent transactional revenue earned from it.

Net Profit/Net Loss

We had a net loss of $39,866 for the year ended February 28, 2019 and a net loss of $94,043 for the year February 28, 2018, reflecting decreased net loss of $54,177, which is primarily attributable to growth in revenue and the stabilization of operational, audit and compliance related expenses We had a working capital surplus of $13,137 and $39,381 at February 28, 2019 and February 28, 2018, respectively. The $13,137 of working capital surplus in fiscal year 2019 is primarily attributable to our increased cash and cash equivalents of $281,414 at February 28, 2019 compared to February 28, 2018, offset by current liabilities of $785,683 at February 28, 2019 compared to $428,104 at February 28, 2018.

Operating Expenses

We incurred total expenses of $865,014 and $725,827 for the years ended February 28, 2019 and February 28, 2018 respectively, reflecting an increase of $139,187 from fiscal year 2019 to fiscal year 2018. The increase in total expenses from the prior fiscal year is primarily attributable to increased accounting, legal and employee cost, contributing to general and administrative expenses of $819,968 from fiscal year 2019 compared to $719,972 from fiscal year 2018, representing a $99,996 increase in general and administrative expenses.

Our net cash flows provided by operating activities was $305,184 for the year ended February 28, 2019 compared to cash flows used in operating activities of $152,154 for the year ended February 28, 2018, representing an increase of $153,030.

Our net cash provided by investing activities were $(5,022) and $(2,749) for the years ended February 28, 2019 and February 29, 2018, respectively, reflecting a $2,273 decrease in net cash used in investing activities. This $2273 decrease in net cash used in investing activities is primarily attributable to reduced purchases of fixed assets, such as office and IT equipment

Our net cash provided by financing activities was $(4,804) and $0 for the fiscal years ended February 28, 2019 and February 29, 2018, respectively, representing a $4,804 increase from fiscal year 2019 to fiscal year 2018. The decrease is primarily attributable to not raising any funds from selling common stock in fiscal year 2019.

We estimate that we will have operating costs of $630,000 from June 1, 2019 to the remainder of fiscal year 2019 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $73,000 over the next 12 months from March 2019 to February 2020 include the following estimated expenditures:

Description	$ Amount
Rent	$2500
Phone	$1500
IT	$1500
Legal fees	$2000
Salaries	$44000
SEC reporting	$5000

These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $178,200 as of June 5, 2019 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of UPAY, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UPAY, Inc. (the Company) as of February 28, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity and accumulated other comprehensive loss, and statements of cash flows for the two years ending February 28, 2019, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

June 14, 2019

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2019	February 28, 2018

ASSETS

Current Assets

Cash and cash equivalents	$691,217	$409,803
Accounts receivable	102,727	55,135
Prepaid expenses and other current assets	4,876	2,547

Total Current Assets	798,820	467,485

Property and Equipment, Net	224,126	5,821

Total Assets	$1,022,946	$473,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$774,124	$424,636
Taxes payable	2,728	3,468
Current portion of obligations under finance lease (Note 4)	8,831	—

Total Current Liabilities	785,683	428,104

Non-Current Liabilities

Obligations Under Finance Lease (Note 4)	39,871	—

Total Liabilities	825,554	428,104

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 25,975,310 and 23,915,310 shares issued and outstanding, respectively	25,975	23,915
Additional Paid-in Capital	376,672	172,732
Accumulated Deficit	(182,415)	(142,549)
Accumulated Other Comprehensive Loss	(22,840)	(8,896)

Total Stockholders’ Equity	197,392	45,202

Total Liabilities and Stockholders’ Equity	$1,022,946	$473,306

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 28,
	2019	2018

Revenue	$1,098,793	$778,262
Cost of Revenue	(272,694)	(143,769)

Gross Profit	826,099	634,493

Expenses

General and administrative	819,968	719,972
Depreciation	45,046	5,855

Total Expenses	865,014	725,827

Net Loss Before Other Income (Expenses) and Income Taxes	(38,915)	(91,334)

Other Income (Expenses)

Gain on sale of equipment	4,824	—
Interest income	1,737	2,587
Interest expense	(3,582)	(291)

Loss Before Income Taxes	(35,936)	(89,038)

Provision for income taxes	(3,930)	(5,005)

Net Loss	(39,866)	(94,043)

Other Comprehensive Loss

Foreign currency translation adjustments	(13,944)	(2,576)

Comprehensive Loss	$(53,810)	$(96,619)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding - Basic and Diluted	25,584,789	23,915,310

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2017	23,915,310	$23,915	$172,732	$(48,506)	$(6,320)	$141,821

Net loss	—	—	—	(94,043)	—	(94,043)

Foreign currency translation adjustments	—	—	—	—	(2,576)	(2,576)

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202

Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000

Issuance of shares pursuant to Employee Stock Compensation Agreements	60,000	60	5,940	—	—	6,000

Net loss	—	—	—	(39,866)	—	(39,866)

Foreign currency translation adjustments	—	—	—	—	(13,944)	(13,944)

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2019	Year Ended February 28, 2018

Cash Flows from Operating Activities

Net loss	$(39,866)	$(94,043)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,047	5,855
Gain on sale of equipment	(4,824)	—
Stock-based compensation	6,000	—

Changes in operating assets and liabilities:
Accounts receivable	(47,592)	34,534
Prepaid expenses and other current assets	(2,329)	(243)
Accounts payable	348,248	202,051
Accrued expenses	500	4,000

Net Cash Provided by Operating Activities	305,184	152,154

Cash Flows from Investing Activities

Purchase of equipment	(5,022)	(2,749)

Net Cash Used in Investing Activities	(5,022)	(2,749)

Cash Flows from Financing Activities

Repayment of obligations under finance lease	(4,804)	—

Net Cash Used in Financing Activities	(4,804)	—

Effect of Exchange Rate Changes on Cash	(13,944)	(2,576)

Change in Cash and Cash Equivalents	281,414	146,829

Cash and Cash Equivalents - Beginning of Year	409,803	262,974

Cash and Cash Equivalents - End of Year	$691,217	$409,803

Supplemental Disclosures of Cash Flow Information:

Interest paid	$3,582	$291
Income taxes paid	$3,930	$5,005

Non-cash Investing and Financing Activities:

Common stock issued for computer software asset	$200,000	$—
Vehicles financed through lease	$53,506	$—

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

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All long-lived assets were deemed recoverable at February 28, 2019, and 2018.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, taxes payable, and obligations under finance lease. There were no transfers into or out of “Level 3” during the years ended February 28, 2019, or 2018. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The Company has several revenue streams and they are recognized as below:

Branch Setup Fees

This is a once off, non-refundable cost that the company charges when a customer is onboarded. Revenue is recognized immediately and is collected in the same month. This results in no accounts receivable at the end of the month as revenue is recognized and collected immediately.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2019, and 2018, the only item that represents comprehensive income (loss) was foreign currency translation.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of February 28, 2019, the Company does not have a liability for any unrecognized tax benefits.

All tax periods from inception remain open to examination by taxing authorities due to the net operating losses. To date the Company’s acquired subsidiaries have not filed the required income tax returns.

m)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2019, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2019 Net Carrying Value	February 28, 2018 Net Carrying Value

IT equipment	$5,700	$(3,727)	$1,973	$2,439
Motor vehicle	56,619	(6,434)	50,185	—
Furniture and fixtures	8,409	(3,293)	5,116	961
Office equipment	3,473	(1,688)	1,785	2,421
Computer software	200,000	(34,933)	165,067	—

Total	$274,201	$(50,075)	$224,126	$5,821

The motor vehicles above were acquired under a capital lease (see note 4).

During the year ended February 28, 2019, the Company recorded depreciation expense of $45,046 (2018 - $5,855) and recognized a gain on sale of equipment of $4,824 (2018 - $nil).

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

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $477 (R6,658) and $678 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the finance leases are both 11.25% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 28, 2019:

Years ending February 28:
2020	$13,858
2021	13,858
2022	13,858
2023	13,858
2024	6,853

Net minimum lease payments	62,285
Less: amount representing interest payments	(13,583)

Present value of net minimum lease payments	48,702
Less: current portion	(8,831)

Long-term portion	$39,871
F-12

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

5.	Common Stock

On May 4, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $200,000 pursuant to an Asset Purchase Agreement (see Note 3).

On September 25, 2018, the Company issued 60,000 shares of common stock with a fair value of $6,000 pursuant to Employee Stock Compensation Agreements.

6.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2017 and 2018	2,020,000	3.51

Expired	(2,020,000)	3.51

Balance, February 28, 2019	—	—

7.	Commitments

On November 11, 2015, the Company entered into a lease agreement for renting office space in South Africa. The term of the lease is for two years commencing March 1, 2016. The monthly base rate was $639 (R8,918) in the first year and increased to $703 (R9,809) in the second year of the lease. On April 11, 2018, the Company renewed the lease and increased the amount of office space leased. The term of the renewal agreement is for two years commencing May 1, 2018. The monthly base rate is $1,548 (R21,595) in the first year and increased to $1,667 (R23,264) in the second year of the lease. Lease expense for the year ended February 28, 2019, was $19,916 (2018 - $13,828).

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense for the year ended February 28, 2019, was $11,424 (2018 - $11,246).

As of February 28, 2019, the future lease commitments are as follows:

Year	Operating Lease Commitments

2019	$17,864
2020	$6,669

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of February 28, 2019, the services and software have not been completed.

8.	Concentrations

The Company’s revenues were concentrated among two customers for the year ended February 28, 2019, and three customers for the year ended February 28, 2018:

Customer	Year Ended February 28, 2019

1	39.22%
2	17.28%
3	10.80

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

Customer	Year Ended February 28, 2018

1	36%
2	22%
3	11%

The Company’s receivables were concentrated among two customers as at February 28, 2019, and four customers as at February 28, 2018:

Customer	February 28, 2019

1	30%
2	12%

Customer	February 28, 2018

1	27%
2	18%
3	12%
4	10%
9.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2019, or 2018. However, Rent Pay did have income tax expense of $3,930 to the South African Revenue Services for the year ended February 28, 2019 (2018 – $5,005). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $190,000 at February 28, 2019, which starts to expire in 2036.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2019 and February 28, 2018.

2019

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

2018

Income Tax at Statutory Rate	(32)%
Effect of Operating Losses	32%
Foreign Income Tax	18%
18%

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

10.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued.

Subsequent to our fiscal year end at February 28, 2019, we issued or sold the following shares:

On March 1, 2019, we issued 15,000 shares to Karel van der Walt pursuant to our staff retention strategy.

On March 15, 2019, we sold 20,000 shares to Edward George Harris at $0.25 per share for an aggregate investment of $5,000.

On April 2, 2019, we issued 20,000 shares to Helene Marguerite at $0.25 per share for an aggregate investment of $5,000. The issuance also contained warrants at $0.40 per share for each Warrant exercised into Warrant Shares.

All other subsequent events requiring recognition as of February 28, 2019 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2019. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 28, 2019. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended February 28, 2019 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name:

Name:	Age	Position
Wouter Fouche	42	CEO/VP/Director
Jacob Fölscher	41	President/CFO/CAO/Director

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

Jacob C. Fölscher

Jacob C Fölscher has been our President, Chief Operating Officer and Director since January 25, 2015 and our Chief Financial Officer/Chief Accounting Officer since June 10, 2016. He is the cofounder and he has been the Operational director of Rent Pay (Pty) Ltd, since July 2008. Rent Pay (Pty) Ltd. Is our wholly owned subsidiary in South Africa and is a credit related Software Company. He was also the founder of Isidingo Financial Services (“Isidingo”) in March 2009. Isidingo is a micro lending company operating in Pretoria South Africa and still in operation today. From March 2006 to February 2009, Jacob Fölscher was the Regional Manager/Operations Manager of Credicor Financial Services, a micro lending firm operating in South Africa. From January 2004 to February 2006, he was the Group Accounting Officer for that same company and from January 2000 to December 2003, he was the NCR compliance officer and Branch Manager, also for Credicor.

Litigation

None

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2019, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

As of February 28, 2019, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors and there were no subsequent events and directors have remained the same. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)
Wouter Fouche	CEO	2018	108,108.60	4,500				112,608.60
		2019	93,995.73	4,473				98,468.73

Jaco Folscher	COO/CFO	2018	93,855.59	9,000				102,855.59
		2019	95,975.95	8,973				104,948.95

BOARD OF DIRECTOR COMPENSATION

We have not compensated our Directors with any director compensation since our inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 13, 2019 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name
Beneficial Owners over 5%
Emerging Markets Consulting, LLC (3)	1,875,000	7.2
Rainmaker Group Consulting, LLC (4)	1,875,000	7.2
Twin Harbor Web Solutions	2,030,000	7.8
Total	5,780,000	22.2

Executive Officers/Directors (2)
Wouter A. Fouche (6)	9,165,000	35.2
Jacob C Fölscher (7)	9,175,000	35.2
Total – All officers	18,340,000	70.4
Total – All over 5% shareholders and officers		92.6

We presently have 26,030,310 common shares outstanding. Of these shares, 7,614,310 common shares are held by non-affiliates and 18,416,000 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

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

2. Based on 26,030,310 issued and outstanding shares of common stock.

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

6. The address for Chief Executive Officer Wouter A. Fouche is 1701W. Northwest Highway, Suite 100, Grapevine, Texas, 76051. The address for Chief Financial Officer Jacob C. Fölscher is no 6 Uitzicht Office Park, 2 Bellingham Street, Centurion 0157, South Africa.

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

Verbal Agreements with our Founders

Verbal Agreement with Wouter Fouche

We have a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary was since increased to $9,000, for 2018 and 2019 dependent on available funds . There is also a 13th check that is payable yearly. A $10,000 relocation expense for relocating to the US was also paid to Wouter Fouche. This monthly salary and $10,000 relocation expense already paid are the sole terms of this verbal agreement.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary was since increased to $9,000 for 2018 and 2019, dependent on available funds.. There is also a 13th check that is payable yearly. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US, should this be needed in future. The $9,000 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended February 28, 2019 amounted to $50,500.

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

Dated: June 14, 2019

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

Dated: June 14, 2019

