Form 10-Q
period 2019-05-31
UPAY
filed 2019-07-25
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ___.

333-212447
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

The Company has 26,030,310 shares outstanding as of July 24, 2019.

2

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2019	February 28, 2019
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$521,510	$691,217
Accounts receivable	79,445	102,727
Prepaid expenses and other current assets	2,662	4,876

Total Current Assets	603,617	798,820

Property and Equipment, Net (Note 3)	163,222	224,126
Right-of-use Assets, Net (Note 4)	60,874	—

Total Assets	$827,713	$1,022,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$533,871	$774,124
Taxes payable	2,580	2,728
Current portion of lease liabilities (Note 5)	25,052	—
Current portion of obligations under finance leases	—	8,831

Total Current Liabilities	561,503	785,683

Non-Current Liabilities

Lease Liabilities (Note 5)	35,445	—
Obligations Under Finance Leases	—	39,871

Total Liabilities	596,948	825,554

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 26,030,310 and 25,975,310 shares issued and outstanding, respectively	26,030	25,975
Additional Paid-in Capital	390,367	376,672
Accumulated Deficit	(165,042)	(182,415)
Accumulated Other Comprehensive Loss	(20,590)	(22,840)

Total Stockholders’ Equity	230,765	197,392

Total Liabilities and Stockholders’ Equity	$827,713	$1,022,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2019	2018

Revenue	$357,875	$238,374
Cost of Revenue	(87,511)	(50,419)

Gross Profit	270,364	187,955

Expenses

Amortization of right-of-use assets (Note 4)	2,757	—
Depreciation (Note 3)	10,996	6,015
General and administrative	238,871	191,858

Total Expenses	252,624	197,873

Net Income Before Other Income (Expenses) and Income Taxes	17,740	(9,918)

Other Income (Expenses)

Gain on sale of equipment	—	4,649
Interest income	2,173	247
Interest expense	(2,540)	(39)

Income (Loss) Before Income Taxes	17,373	(5,061)

Provision for income taxes	—	—

Net Income (Loss)	17,373	(5,061)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	2,250	(2,551)

Comprehensive Income (Loss)	$19,623	$(7,612)

Net Income (Loss) Per Share – Basic and Diluted	$0.00	$(0.00)

Weighted-average Common Shares Outstanding - Basic and Diluted	26,010,582	24,502,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202

Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000

Net loss	—	—	—	(5,061)	—	(5,061)

Foreign currency translation adjustments	—	—	—	—	(2,551)	(2,551)

Balance – May 31, 2018	25,915,310	$25,915	$370,732	$(147,610)	$(11,447)	$237,590

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreements	15,000	15	3,735	—	—	3,750

Net income	—	—	—	17,373	—	17,373

Foreign currency translation adjustments	—	—	—	—	2,250	2,250

Balance – May 31, 2019	26,030,310	$26,030	$390,367	$(165,042)	$(20,590)	$230,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended May 31, 2019	Three Months Ended May 31, 2018

Cash Flows from Operating Activities

Net Income (Loss)	$17,373	$(5,061)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	2,757	—
Depreciation	10,996	6,015
Gain on sale of equipment	—	(4,649)
Stock-based compensation	3,750	—

Changes in operating assets and liabilities:
Accounts receivable	23,282	1,619
Prepaid expenses and other current assets	2,214	(120)
Accounts payable	(239,898)	(125,688)
Accrued expenses	—	4,000
Net lease liabilities	392	—

Net Cash Used in Operating Activities	(179,134)	(123,884)

Cash Flows from Investing Activities

Purchase of computer equipment	(730)	—

Net Cash Used in Investing Activities	(730)	—

Cash Flows from Financing Activities

Proceeds from sale of stock	10,000	—
Repayment of lease liabilities	(2,093)	—

Net Cash Provided by Financing Activities	7,907	—

Effect of Exchange Rate Changes on Cash	2,250	(2,551)

Change in Cash and Cash Equivalents	(169,707)	(126,435)

Cash and Cash Equivalents - Beginning of Period	691,217	409,803

Cash and Cash Equivalents - End of Period	$521,510	$283,368

Supplemental Disclosures of Cash Flow Information:

Interest paid	$2,540	—
Income taxes paid	$2,034	—

Non-cash Investing and Financing Activities:

Common stock issued for computer software asset	—	$200,000
Vehicles financed through lease	—	$53,506

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2019, have been omitted.

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

d)	Cash and Cash Equivalents

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at May 31, 2019, and February 28, 2019.

g)	Right-of-use Assets

Right-of-use Assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at May 31, 2019, and February 28, 2019.

h)	Value of Financial Instruments

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, taxes payable, lease liabilities, and obligations under finance lease. There were no transfers into or out of “Level 3” during the three months ended May 31, 2019, or 2018. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

i)	Foreign Currency Translation

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

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

j)	Leases

The Company adopted ASC 842, “Leases”, and its amendments and applied the transition provisions as of March 1, 2019, which included recognizing a cumulative-effect adjustment through opening retained earnings as of that date. Prior year amounts were not recast under this transition approach and, therefore, prior year amounts are excluded from the leased properties footnote. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset. The Company recognizes payments on these leases within general and administrative expenses on a straight-line basis over the lease term.

For contracts entered into before March 1, 2019, the Company determined whether the arrangement contained a lease under Topic 840. Prior to the adoption of ASC 842, these leases were classified as operating or finance leases based on an assessment of whether the lease transferred significantly all the risks and rewards of ownership of the underlying asset. The Company leases office space and vehicles.

On transition, the Company elected to apply the practical expedient to grandfather the determination of which contract is or contains a lease and applied ASC 842 to those contracts that were previously identified as leases. Upon transition to the new standard, right-of-use assets and lease liabilities were measured at the present value of the remaining lease payments discounted by the Company’s incremental borrowing rate as at March 1, 2019. The non-cash adjustment has been excluded from the consolidated statement of cash flows. The weighted average incremental borrowing rate applied to lease liabilities recognized under ASC 842 was 10.25%.

Adoption of ASC 842 had the following impact on the financial position as at March 1, 2019:

	(As Previously Reported Under ASC 842)
	February 28, 2019	ASC 842 Effects	March 1, 2019

Assets

Property and equipment, net	$224,126	$(50,185)	$173,941
Right-of-use assets, net	—	71,086	71,086

Total Assets	1,022,946	20,901	1,043,847

Liabilities

Obligations under finance leases	48,702	(48,702)	—
Lease liabilities	—	69,619	69,619

Total Liabilities	825,554	20,917	846,471

Accumulated Other Comprehensive Loss	$(22,840)	$(16)	$(22,856)

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

k)	Revenue Recognition

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

Development Service Fee

We have some clients that we do custom software development for, on some versions of our software. Here we adopt a scrum methodology with 2-week development sprints. We agree on a price per hour for development with these clients, typically through email communication. We send an invoice for the work completed and usually get paid within the same month. On this revenue stream we do not run a debit order, but clients need to pay invoices before we continue with the next development increment. Payments are due and revenue is recognized upon invoicing. At times collecting payment can take up to 30 days. Unpaid invoices, if any, are recorded to accounts receivable at the end of each month but invoicing and payment usually happen within the same month.

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

l)	Stock-based Compensation

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

m)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2019, and 2018, the only item that represents comprehensive income (loss) was foreign currency translation.

n)	Earnings (Loss) Per Share

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

o)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2019, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

p)	Recent Accounting Pronouncements

In February 2016, Topic 842, “Leases” was issued to replace the leases requirements in Topic 840, “Leases”. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. The Company adopted Topic 842 on March 1, 2019. See note 2(j) for details of the impact of the adoption of Topic 842 on the Company’s consolidated financial statements.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2019 Net Carrying Value	February 28, 2019 Net Carrying Value

IT equipment	$6,120	$(3,994)	$2,126	$1,973
Motor vehicles	—	—	—	50,185
Furniture and fixtures	7,950	(3,445)	4,505	5,116
Office equipment	3,283	(1,760)	1,523	1,785
Computer software	200,000	(44,932)	155,068	165,067

Total	$217,353	$(54,131)	$163,222	$224,126

The motor vehicles above were acquired under a capital lease and upon the adoption of ASC 842, reclassified to right-of-use assets on March 1, 2019 (see note 4).

During the three months ended May 31, 2019, the Company recorded depreciation expense of $10,996 (2018 - $6,015) and recognized a gain on sale of equipment of $nil (2018 - $4,649).

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2019 Net Carrying Value	February 28, 2019 Net Carrying Value

Right-of-use building (operating lease)	$20,626	$(4,524)	$16,102	$—
Right-of-use vehicles (finance lease)	53,532	(8,760)	44,772	—

Total	$74,158	$(13,284)	$60,874	$—

During the three months ended May 31, 2019, the Company recorded rent expense of $4,524 related to Company’s right-of-use building and amortization expense of $2,757 (2018 - $nil) related to the Company’s right-of-use vehicles.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

5.	Lease Liabilities

On April 11, 2018, the Company renewed its lease agreement for office space in South Africa and increased the amount of office space leased. The term of the renewal agreement is for two years commencing May 1, 2018. The monthly base rate is $1,463 (R21,595) in the first year and increased to $1,576 (R23,264) in the second year of the lease. The office space lease is classified as an operating lease. The interest rate underlying the obligation in the lease is 10.25% per annum.

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $451 (R6,658) and $641 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of May 31, 2019:

Years ending February 28:	Office Space Lease	Vehicle Leases	Total

2020	$17,340	$9,827	$27,167
2021	—	13,102	13,102
2022	—	13,102	13,102
2023	—	13,102	13,102
2024	—	6,479	6,479

Net minimum lease payments	17,340	55,612	72,952
Less: amount representing interest payments	(857)	(11,598)	(12,455)

Present value of net minimum lease payments	16,483	44,014	60,497
Less: current portion	(16,483)	(8,569)	(25,052)

Long-term portion	$—	$35,445	$35,445

6.	Common Stock

On April 2, 2019, the Company issued 40,000 units for cash at $0.25 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant is exercisable at $0.40 per warrant for a period of one year.

On April 2, 2019, the Company issued 15,000 shares of common stock with a fair value of $3,750 pursuant to an Employee Stock Compensation Agreement.

7.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2019	—	—

Issued	40,000	0.40

Balance, May 31, 2019	40,000	0.40
F-12

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

8.	Commitments

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease was for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense related to this office space for the three months ended May 31, 2019, was $2,156 (2018 - $2,901).

As of May 31, 2019, the future lease commitments are as follows:

Year	Operating Lease Commitments

2019	$5,005
2020	$2,860

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of May 31, 2019, the services and software have not been completed.

9.	Concentrations

The Company’s revenues were concentrated among three customers for the three months ended May 31, 2019, and 2018:

Customer	Three Months Ended May 31, 2019

1	34%
2	16%
3	8%

Customer	Three Months Ended May 31, 2018

1	35%
2	24%
3	5%

The Company’s receivables were concentrated among three customers for the three months ended May 31, 2019, 2018:

Customer	Three Months Ended May 31, 2019

1	21%
2	14%
3	11%

Customer	Three Months Ended May 31, 2018

1	22%
2	19%
3	12%
10.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2019, have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

DESCRIPTION OF BUSINESS

Corporate Background

We were formed on July 8, 2018 in the state of Nevada. On November 4, 2018, we conducted a share exchange (the “Share Exchange”) with Rent Pay (Pty), Ltd (“Rent Pay”), a South African company, and Rent Pay’s shareholders. In the Share Exchange, we exchanged 200,000 shares of our common stock for all of Rent Pay’s 1,000 outstanding shares, 500 of which were in the name of Loantech Trust, a trust controlled by our officer, Wouter Fouche, and 500 shares in the name of Folscher Family Trust, a trust controlled by our other officer, Jaco Folscher. As a result of the Share Exchange, Rent Pay become our wholly owned subsidiary. Apart from the Share Exchange, we have never been the subject of a material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. Further, we have never been the subject of a bankruptcy, receivership or similar proceeding. Rent Pay was registered as a South Africa closed corporation on July 21, 2008. In South Africa, a closed corporation is a business entity usually associated with smaller businesses. On February 1, 2012, Rent Pay was converted into a South Africa Limited Liability or private company, which in South Africa is the equivalent of a limited liability company in the US and denotes a larger entity since the shareholders are not limited as with a closed corporation.

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

Business

We are a provider of cloud-based loan and client administration software solutions, fully integrated with payment gateways and credit bureaus as well as other decision making and risk management tools. Our business has operated in South Africa since July 2008.. We have not earned any revenue in the US yet but plan to begin selling our software products in the US by August 2019. Our main client base and target market is the payday and installment loan industry. Our software offers a comprehensive solution to small medium and large organizations to limit risk, improve collections on installment loans and comply fully with new US federal and state and South Africa regulations. Our wholly owned subsidiary, Rent Pay, is a software company that offers services to “small dollar loan” South Africa credit facilities, including store fronts that provide such loans (“Store Fronts”). Rent Pay owns its own financial software and provides a loan management service to its South Africa storefronts and online lenders and assists them in all loan cycle segments. We intend to operate the same business as Rent Pay, but we intend to serve “small dollar loan” providers in the US, currently permitted by 33 states. We will use the same software used by Rent Pay but designed for our future US clients. Our US business will initially concentrate on Texas and California and then to Illinois, Florida, Louisiana and Tennessee.

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

In South Africa, we are a registered Third-Party Payment Provider (TPPP) and charge a fee for debit order transactions that we facilitate between parties. This is a percentage-based fee that we charge for every installment due for repayment, that we successfully collect by debit order from the bank account of consumers for their benefit.

US Business Operation:

We are a holding company for our South African and US operations. We have launched our US based software as a Proof of Concept with one lender and are in the process of onboarding a second lender.

Our developers continue their work on the necessary changes and development needed to customize our system for the US environment, which is anticipated to be complete by August 2019 for the State of Texas, at which time we will be able to offer our products in Texas. Once complete, we will provide a web-based client and loan administration software platforms to registered lenders in Texas and thereafter, contingent upon adequate financing, we will offer our software to additional states.

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

(A transaction is defined as a successful debit order collection through our debit order platform)

We will also provide custom website development services on a per quote basis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – 3 Month Periods Ending May 31, 2019 and May 31, 2018.

Reliance Upon One or a Few Customers

During our Fiscal Year 2019, 3 customers accounted for 67.29% of our revenues business in South Africa, as follows:

Finance 27	34%
Credicover	16%
Babereki Finance (Pty) Ltd	8%

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to US needs

•	Whether we will develop interest in our software system in the US

•	The level of activity of credit facilities and their need for our software

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of ($165,018) at May 31, 2019. As of May 31, 2019, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

Results of Operations: For the 3 months ended May 31, 2019 and May 31, 2018

Revenues

Our revenues for the 3-month period ended May 31, 2019 and 2018 were $357,875 and $238,374, respectively, reflecting increased revenues of $119,501, which increase is primarily attributable to growth in our South African operations.

Net Loss/Profit

We had a net profit of $17,373 and a net loss of $5,061 for the 3-month ended May 31, 2019 and 2018, respectively, an increase to profitability of $22,434, which is primarily attributable to growth in revenue due to increased sales.

Operating Expenses

We incurred total operating expenses of $252,624 and $197,873, respectively, for the 3-month period ended May 31, 2019 and 2018, reflecting a $54,751 increase for the 3 months ended May 31, 2019, which is attributable to a $47,013 increase in general and administrative expenses for the same periods.

Liquidity and Capital Resources

We had working capital of $42,114 at May 31, 2019 and working capital of $13,137 at our fiscal year ended February 28, 2019, representing an increase of $28,977 in working capital.

Our net cash flows provided by operating activities was ($179,134) for the 3 months ended May 31, 2019 compared to ($123,884) for the 3 months ended May 31, 2018, representing an $55,250 increase in negative cash flows provided by operating activities.

Our net cash used in investing activities were $730 and $0 respectively, for the three months ended May 31, 2019 and 2018, reflecting a $730 increase in cash used in investing activities.

Our net cash provided by financing activities was $7,907 for the 3-month period ended May 31, 2019, compared to $0 for the three months ended May 31, 2018 reflecting a $7,907 increase in financing activities.

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

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our us or has a material interest adverse to our company or our subsidiary.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2019, we sold 40,000 units for cash proceeds of $10,000 at $0.25 per unit, each unit of which consists of one common stock share and one share purchase warrant. Each warrant is exercisable at $0.40 per warrant for a period of one year.

On April 2, 2019, we issued 15,000 common stock shares with a fair value of $3,750 pursuant to an Employee Stock Compensation Agreement.

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

Date: July 25, 2019

UPAY, INC.

By: /s/ Wouter A. Fouche
Walter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jaco C. Folscher
Jaco C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
11