Form 10-Q
period 2019-08-31
UPAY
filed 2019-11-01
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

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

(972) 888-6052

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The Company has 26,030,310 shares outstanding as of November 1, 2019

2

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2019	February 28, 2019
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$306,162	$691,217
Accounts receivable	80,009	102,727
Prepaid expenses and other current assets	2,577	4,876

Total Current Assets	388,748	798,820

Property and Equipment, Net (Note 3)	152,556	224,126
Right-of-use Assets, Net (Note 4)	52,091	—

Total Assets	$593,395	$1,022,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$319,441	$774,124
Taxes payable	—	2,728
Current portion of lease liabilities (Note 5)	20,292	—
Current portion of obligations under finance leases	—	8,831

Total Current Liabilities	339,733	785,683

Non-Current Liabilities

Lease Liabilities (Note 5)	32,122	—
Obligations Under Finance Leases	—	39,871

Total Liabilities	371,855	825,554

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 26,030,310 and 25,975,310 shares issued and outstanding, respectively	26,030	25,975
Additional Paid-in Capital	390,367	376,672
Accumulated Deficit	(172,803)	(182,415)
Accumulated Other Comprehensive Loss	(22,054)	(22,840)

Total Stockholders’ Equity	221,540	197,392

Total Liabilities and Stockholders’ Equity	$593,395	$1,022,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2019	2018	2019	2018

Revenue	$322,972	$247,524	$680,847	$485,898
Cost of Revenue	(80,482)	(62,051)	(167,993)	(112,470)

Gross Profit	242,490	185,473	512,854	373,428

Expenses

Amortization of right-of-use assets (Note 4)	2,757	—	5,427	—
Depreciation (Note 3)	11,006	12,091	22,002	18,106
General and administrative	236,660	186,937	475,531	378,795

Total Expenses	250,423	199,028	502,960	396,901

Net Income (loss) Before Other Income (Expenses) and Income Taxes	(7,933)	(13,555)	9,894	(23,473)

Other Income (Expenses)

Gain (loss) on sale of equipment	—	(253)	—	4,396
Interest income	1,782	253	3,955	500
Interest expense	(1,697)	(792)	(4,237)	(831)

Income (Loss) Before Income Taxes	(7,848)	(14,347)	9,612	(19,408)

Provision for income taxes	—	—	—	—

Net Income (Loss)	(7,848)	(14,347)	9,612	(19,408)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(1,464)	(5,139)	786	(7,690)

Comprehensive Income (Loss)	$(9,312)	$(19,486)	$10,398	$(27,098)

Net Income Basic	(0.00)	(0.00)	(0.00)	(0.00)
Net Income Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Basic	26,030,310	25,915,310	26,020,446	25,208,788
Weighted Average Diluted	26,030,310	25,915,310	26,060,446	25,208,788

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202

Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000

Net loss	—	—	—	(19,048)	—	(19,048)

Foreign currency translation adjustments	—	—	—	—	(7,690)	(7,690)

Balance – August 31, 2018	25,915,310	$25,915	$370,732	$(161,957)	$(16,586)	$218,104

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreements	15,000	15	3,735	—	—	3,750

Net income	—	—	—	9,612	—	9,612

Foreign currency translation adjustments	—	—	—	—	786	786

Balance – August 31, 2019	26,030,310	$26,030	$390,367	$(172,803)	$(22,054)	$221,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended August 31, 2019	Six Months Ended August 31, 2018

Cash Flows from Operating Activities

Net Income (Loss)	$9,612	$(19,408)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	5,427	—
Depreciation	22,002	18,106
Gain on sale of equipment	—	(4,396)
Stock-based compensation	3,750	—

Changes in operating assets and liabilities:
Accounts receivable	22,718	1,918
Prepaid expenses and other current assets	2,299	(1,465)
Accounts payable	(457,411)	(134,798)
Accrued expenses	—	4,000
Net lease liabilities	627	—

Net Cash Used in Operating Activities	(390,976)	(136,044)

Cash Flows from Investing Activities

Purchase of computer equipment	(730)	—

Net Cash Used in Investing Activities	(730)	—

Cash Flows from Financing Activities

Principle payments on debt	—	(1,467)
Proceeds from sale of stock	10,000	—
Repayment of lease liabilities	(4,135)	—

Net Cash Provided by Financing Activities	5,865	—

Effect of Exchange Rate Changes on Cash	786	(7,690)

Change in Cash and Cash Equivalents	(385,055)	(145,201)

Cash and Cash Equivalents - Beginning of Period	691,217	409,803

Cash and Cash Equivalents - End of Period	$306,162	$264,602

Supplemental Disclosures of Cash Flow Information:

Interest paid	$4,237	—
Income taxes paid	$3,347	—

Non-cash Investing and Financing Activities:

Common stock issued for computer software asset	—	$200,000
Vehicles financed through lease	—	$19,986

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

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at August 31, 2019, and February 28, 2019.

g)	Right-of-use Assets

Right-of-use Assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at August 31, 2019, and February 28, 2019.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, taxes payable, lease liabilities, and obligations under finance lease. There were no transfers into or out of “Level 3” during the six months ended August 31, 2019, or 2018. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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
F-7

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2019, and 2018, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2019, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2019 Net Carrying Value	February 28, 2019 Net Carrying Value

IT equipment	$6,495	$(4,364)	$2,131	$1,973
Motor vehicles	—	—	—	50,185
Furniture and fixtures	7,697	(3,656)	4,041	5,116
Office equipment	3,179	(1,863)	1,316	1,785
Computer software	200,000	(54,932)	145,068	165,067

Total	$217,371	$(64,815)	$152,556	$224,126

The motor vehicles above were acquired under a capital lease and upon the adoption of ASC 842, reclassified to right-of-use assets on March 1, 2019 (see note 4).

During the six months ended August 31, 2019, the Company recorded depreciation expense of $22,002 (2018 - $18,106) and recognized a gain on sale of equipment of $nil (2018 - $4,396).

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	August 31, 2019 Net Carrying Value	February 28, 2019 Net Carrying Value

Right-of-use building (operating lease)	$20,626	$(9,288)	$11,338	$—
Right-of-use vehicles (finance lease)	53,532	(12,779)	40,753	—

Total	$74,158	$(22,067)	$52,091	$—

During the six months ended August 31, 2019, the Company recorded rent expense of $9,288 related to Company’s right-of-use building and amortization expense of $5,427 (2018 - $nil) related to the Company’s right-of-use vehicles.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

5.	Lease Liabilities

On April 11, 2018, the Company renewed its lease agreement for office space in South Africa, and increased the amount of office space leased. The term of the renewal agreement is for two years commencing May 1, 2018. The monthly base rate is $1,417 (R21,595) in the first year and increased to $1,526 (R23,264) in the second year of the lease. The office space lease is classified as an operating lease. The interest rate underlying the obligation in the lease is 10.25% per annum.

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $437 (R6,658) and $620 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2019:

Years ending February 28:	Office Space Lease	Vehicle Leases	Total

2020	$12,209	$6,348	$18,557
2021	—	12,694	12,694
2022	—	12,694	12,694
2023	—	12,694	12,694
2024	—	6,278	6,278

Net minimum lease payments	12,209	50,708	62,917
Less: amount representing interest payments	(456)	(10,047)	(10,503)

Present value of net minimum lease payments	11,753	40,661	52,414
Less: current portion	(11,753)	(8,539)	(20,292)

Long-term portion	$—	$32,122	$32,122

6.	Common Stock

On April 2, 2019, the Company issued 40,000 units for cash at $0.25 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant is exercisable at $0.40 per warrant for a period of one year.

On April 2, 2019, the Company issued 15,000 shares of common stock with a fair value of $3,750 pursuant to an Employee Stock Compensation Agreement.

7.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2019	—	—

Issued	40,000	0.40

Balance, August 31, 2019	40,000	0.40
F-11

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

8.	Commitments

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease was for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense related to this office space for the six months ended August 31, 2019, was $5,065 (2018 - $5,691).

As of August 31, 2019, the future lease commitments are as follows:

Year	Operating Lease Commitments

2019	$2,860
2020	$2,860

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of August 31, 2019, the services and software have not been completed.

9.	Concentrations

The Company’s revenues were concentrated among three customers for the six months ended August 31, 2019, and 2018:

Customer	Six Months Ended August 31, 2019

1	37%
2	17%
3	9%

Customer	Six Months Ended August 31, 2018

1	34%
2	23%
3	5%

The Company’s receivables were concentrated among three customers for the six months ended August 31, 2019, and 2018:

Customer	Six Months Ended August 31, 2019

1	26%
2	13%
3	12%

Customer	Six Months Ended August 31, 2018

1	25%
2	15%
3	14%
10.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2019, have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations: For the 3 months ended August 31, 2019 and August 31, 2018

Revenues

Our revenues for the 3-month period ended August 31, 2019 and 2018 were $322,972 and $247,524, respectively, reflecting increased revenues of $75,448. The $75,448 of increased revenues is primarily attributable to growth in transactional revenue in our South African operations.

Net Loss

We had a net loss of $(7,848) and $(14,347) for the 3-months ended August 31, 2019 and 2018, respectively, reflecting a decreased net loss of $6,499, which is primarily attributable to growth in revenue.

3

Operating Expenses

We incurred total operating expenses of $250,423 and $199,028, respectively, for the 3-month period ended August 31, 2019 and 2018, reflecting a $51,395 increase for the 3 months ended August 31, 2019, which is attributable to an increase in general and administrative expenses.

Results of Operations: For the 6 months ended August 31, 2019 and August 31, 2018

Revenues

Our revenues for the 6-month period ended August 31, 2019 and 2018 were $680,847 and $485,898, respectively, reflecting increased revenues of $194,949. The $194,949 of increased revenues is primarily attributable to growth in our transactional revenue in our South African operations.

Net Loss

We had a net profit of $9,612 and $19,408 net loss for the 6-months ended August 31, 2019 and 2018, respectively, reflecting a decreased net loss of $29,020, which is primarily attributable to growth in our transactional revenue in our South African operations

Operating Expenses

We incurred total operating expenses of $502,960 and $396,795, respectively, for the 6-month period ended August 31, 2019 and 2018, reflecting a $106,059 increase in expenses for the 6 months ended August 31, 2019, which is attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

We had surplus working capital of $49,015 at August 31, 2019 and surplus working capital of $13,137 at our fiscal year ended February 28, 2018, representing an increase of $35,878 in surplus working capital.

Our net cash used in operating activities was $(390,976) for the 6 months ended August 31, 2019 compared to $(136,044) for the 6 months ended August 31, 2018, representing a $254,932 increase in cash flows used in operating activities.

Our net cash used in financing activities was $5,865 for the 6 months ended August 31, 2019 compared to $0 for the 6 months ended August 31, 2018 representing a $5,865 increase in cash flows used in financing activities.

Our net cash used in investing activities were $(730) and $0, respectively, for the six months ended August 31, 2019 and 2018, reflecting a $730 increase in cash used in investing activities.

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

4

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2019, we issued 40,000 units for cash at $0.25 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant is exercisable at $0.40 per warrant for a period of one year.

On April 2, 2019, we issued 15,000 shares of common stock with a fair value of $3,750 pursuant to an Employee Stock Compensation Agreement.

On September 19, 2019, after the current period ending August 31, 2019, a shareholder returned 900,000 shares to our transfer agent for cancellation and return to our treasury.

On October 21, 2019, after the current period ending August 31, 2019, a shareholder returned 1,875,000 shares to our transfer agent for cancellation and return to our treasury.

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
5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2019

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
6