Form 10-Q
period 2019-11-30
UPAY
filed 2020-01-16
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

The Company has 23,255,310 shares outstanding as of January 15, 2020.

Item 1

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

Index

F-1

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2019	February 28, 2019
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$331,852	$691,217
Accounts receivable	95,783	102,727
Prepaid expenses and other current assets	4,637	4,876

Total Current Assets	432,272	798,820

Property and Equipment, Net (Note 3)	141,787	224,126
Right-of-use Assets, Net (Note 4)	46,936	—

Total Assets	$620,995	$1,022,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$331,649	$774,124
Taxes payable	—	2,728
Current portion of lease liabilities (Note 5)	16,821	—
Current portion of obligations under finance leases	—	8,831

Total Current Liabilities	348,470	785,683

Non-Current Liabilities

Lease Liabilities less current portion (Note 5)	30,927	—
Obligations Under Finance Leases	—	39,871

Total Liabilities	379,397	825,554

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,255,310 and 25,975,310 shares issued and outstanding, respectively	23,255	25,975
Additional Paid-in Capital	393,142	376,672
Accumulated Deficit	(152,837)	(182,415)
Accumulated Other Comprehensive Loss	(21,962)	(22,840)

Total Stockholders’ Equity	241,598	197,392

Total Liabilities and Stockholders’ Equity	$620,995	$1,022,946
F-2

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018

Revenue	$340,589	$281,458	$1,021,436	$767,356
Cost of Revenue	(88,667)	(68,156)	(256,660)	(180,626)

Gross Profit	251,922	213,302	764,776	586,730

Expenses

Amortization of right-of-use assets (Note 4)	2,701	—	8,128	—
Depreciation (Note 3)	11,032	13,116	33,034	31,222
General and administrative	218,585	202,586	694,116	581,381

Total Expenses	232,318	215,702	735,278	612,603

Net Income (loss) Before Other Income (Expenses) and Income Taxes	19,604	(2,400)	29,498	(25,873)

Other Income (Expenses)

Gain (loss) on sale of equipment	—	(157)	—	4,239
Interest income	1,849	452	5,804	952
Interest expense	(1,487)	(1,399)	(5,724)	(2,230)

Income (Loss) Before Income Taxes	19,966	(3,504)	29,578	(22,912)

Provision for income taxes	—	—	—	—

Net Income (Loss)	19,966	(3,504)	29,578	(22,912)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	92	11,033	878	3,343

Comprehensive Income (Loss)	$20,058	$7,529	$30,456	$(19,569)

Net Income (Loss) Per Share – Basic	$0.00	$(0.00)	$0.00	$(0.00)
Net Income (Loss) Per Share – Diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted-average Common Shares Outstanding – Basic	24,494,046	25,929,710	25,515,346	25,456,983
Weighted-average Common Shares Outstanding – Diluted	24,494,046	25,929,710	25,515,346	25,456,983
F-3

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202

Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000

Issuance of shares pursuant to Employee Stock Compensation Agreement	60,000	60	5,940	—	—	6,000

Net loss	—	—	—	(22,912)	—	(22,912)

Foreign currency translation adjustments	—	—	—	—	3,343	3,343

Balance – November 30, 2018	25,975,310	$25,975	$376,672	$(165,461)	$(5,553)	$231,633

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreements	15,000	15	3,735	—	—	3,750

Return and cancellation of common stock	(2,775,000)	(2,775)	2,775	—	—	—

Net income	—	—	—	29,578	—	29,578

Foreign currency translation adjustments	—	—	—	—	878	878

Balance – November 30, 2019	23,255,310	$23,255	$393,142	$(152,837)	$(21,962)	$241,598
F-4

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended November 30, 2019	Nine Months Ended November 30, 2018

Cash Flows from Operating Activities

Net Income (Loss)	$29,578	$(22,912)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	8,128	—
Depreciation	33,034	31,222
Gain on sale of equipment	—	(4,239)
Stock-based compensation	3,750	6,000

Changes in operating assets and liabilities:
Accounts receivable	6,944	(15,604)
Prepaid expenses and other current assets	239	412
Accounts payable	(445,203)	10,291
Accrued expenses	—	500
Net lease liabilities	368	—

Net Cash Used in Operating Activities	(363,162)	5,670

Cash Flows from Investing Activities

Purchase of computer equipment	(730)	—

Net Cash Used in Investing Activities	(730)	—

Cash Flows from Financing Activities

Principle payments on debt	—	1,930
Proceeds from sale of stock	10,000	—
Repayment of lease liabilities	(6,259)	—

Net Cash Provided by Financing Activities	3,741	1,930

Effect of Exchange Rate Changes on Cash	786	3,343

Change in Cash and Cash Equivalents	(359,365)	10,943

Cash and Cash Equivalents - Beginning of Period	691,217	409,803

Cash and Cash Equivalents - End of Period	$331,852	$420,746

Supplemental Disclosures of Cash Flow Information:

Interest paid	$5,724	$—
Income taxes paid	$3,347	$—

Non-cash Investing and Financing Activities:

Common stock issued for computer software asset	$—	$200,000
Vehicles financed through lease	$—	$51,610
Return and cancellation of common stock	$2,775	$—
F-5

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

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at November 30, 2019, and February 28, 2019.

g)	Right-of-use Assets

Right-of-use Assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at November 30, 2019, and February 28, 2019.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, taxes payable, lease liabilities, and obligations under finance lease. There were no transfers into or out of “Level 3” during the nine months ended November 30, 2019, or 2018. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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
F-8

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

Data Migration Fees

This only applies to a customer applying to migrate client data from a previous system to our system. The Company invoices for this service as soon as data is successfully transferred, imported and verified by our customer. Revenue is recognized upon invoicing and payment is collected within two days due to debit order mandates signed by the customer as part of the agreement. This results in no outstanding accounts receivable as of the end of each month.

Monthly Rental Fees

The Company’s software is made available on a web-based software platform and is offered as software as a service. The Company’s agreement is an evergreen agreement (auto-renewed) and if not terminated by a customer, remains intact. Termination may occur by either party at any point with 30 days’ notice. The monthly software rental fee is payable every month per branch. Monthly software rental fees are payable in the beginning of each month. The monthly rental fees are invoiced during the first few days of a month and is recognized over the period of the month. Payments are collected via debit order a few days later, prior to the end of that month, due to debit order mandate signed by the customer. This results in no accounts receivable as invoicing and payment happens within the same month.

Development Service Fee

The Company has some clients that does custom software development for, on some versions of the Company’s software. Here, the Company adopts a scrum methodology with 2-week development sprints. The Company agrees on a price per hour for development with these clients, typically through email communication. The Company sends an invoice for the work completed and usually gets paid within the same month. On this revenue stream the Company does not run a debit order, but clients need to pay invoices before the Company continues with the next development increment. Payments are due and revenue is recognized upon invoicing. At times collecting payment can take up to 30 days. Unpaid invoices, if any, are recorded to accounts receivable at the end of each month, but invoicing and payment usually happen within the same month.

Transactional Fees

The Company offers an integrated debit order facility built into its software. When the Company’s clients (lenders) create loans with consumers, the consumer contracts directly with the Company on a separate agreement. The Company then acts as a third-party payment provider, to facilitate the repayment of loans from the consumer to the lender by debit order.

The Company is registered as a third-party payment provider and all payments collected on this stream are settled by the bank directly into its bank account. The Company only charges a fee on successful debit order collections and retains that fee when it distributes funds collected on behalf of consumers. The transaction fees charged for these transactions are called CTC and they are displayed on the signed agreement that the consumer signs with the Company. The CTC fees are paid by the consumer, in addition to the loan installment collected. The loan installment and CTC are collected as one amount, but the CTC is retained by the Company upon distribution of funds to lenders. Revenue is recognized as each new order is processed and the transaction fee is charged. The Company’s software system counts and accounts for each individual transaction and its amount and this is generated on a report on our Acpas software. The Company uses this report to confirm the revenue recognition in its billing system. If there are any CTC that has yet to be collected at an end of a period, it is recorded as accounts receivable.

Credit Protection Insurance Commission

Some insurance companies offer insurance products on loans that cover the consumer for the full repayment of his debt to the lender, in case of unforeseen events. There is an insurance product from one of the Company’s our suppliers (an insurance company) it makes available for the insurance company on its software program. In return for making this product available the insurance company would pay the Company monthly commission on premiums they received. This is a product offered by the insurance company directly to the consumer and the Company only makes it available on the Company’s software platform. If this option is selected when a loan is created, an additional fee is added to the loan repayment amount. The software system calculates the insurance premiums and all premiums for a given month are paid by lenders to the insurance company, or lenders use the Company’s payment service and instruct the Company to manage the payments on their behalf.

After receiving the premiums and supporting reports, the insurance company will then calculate and verify the premiums paid and premium claw back to this point and work out the commission payable based on the premiums received. Upon collection of the premiums, the insurance company will complete their final calculations and the insurance company will then pay all commissions earned by the Company and the lenders. The Company distributes the commission amounts due to the lenders within two days of receiving such payments from the insurance company. Revenue is recognized upon collection of the premiums from the consumers.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at November 30, 2019, and 2018, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2019, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2019 Net Carrying Value	February 28, 2019 Net Carrying Value

IT equipment	$6,715	$(5,055)	$1,660	$1,973
Motor vehicles	—	—	—	50,185
Furniture and fixtures	7,984	(4,125)	3,859	5,116
Office equipment	3,297	(2,097)	1,200	1,785
Computer software	200,000	(64,932)	135,068	165,067

Total	$217,996	$(76,209)	$141,787	$224,126

The motor vehicles above were acquired under a capital lease and upon the adoption of ASC 842, reclassified to right-of-use assets on March 1, 2019 (see note 4).

During the nine months ended November 30, 2019, the Company recorded depreciation expense of $33,034 (2018 - $31,222) and recognized a gain on sale of equipment of $nil (2018 - $4,239).

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	November 30, 2019 Net Carrying Value	February 28, 2019 Net Carrying Value

Right-of-use building (operating lease)	$20,581	$(13,231)	$7,350	$—
Right-of-use vehicles (finance lease)	53,759	(14,173)	39,586	—

Total	$74,340	$(27,404)	$46,936	$—

During the nine months ended November 30, 2019, the Company recorded rent expense of $14,132 related to Company’s right-of-use building and amortization expense of $8,128 (2018 - $nil) related to the Company’s right-of-use vehicles.

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

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2019:

Years ending February 28:	Office Space Lease	Vehicle Leases	Total

2020	$7,915	$3,289	$11,204
2021	—	13,158	13,158
2022	—	13,158	13,158
2023	—	13,158	13,158
2024	—	6,507	6,507

Net minimum lease payments	7,915	49,270	57,185
Less: amount representing interest payments	(199)	(9,238)	(9,437)

Present value of net minimum lease payments	7,716	40,032	47,748
Less: current portion	(7,716)	(9,105)	(16,821)

Long-term portion	$—	$30,927	$30,927

6.	Common Stock

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

On September 19, 2019, the Company received and cancelled 900,000 shares of common stock, which were received from a shareholder of the Company for no consideration.

On October 21, 2019, the Company received and cancelled 1,875,000 shares of common stock, which were received from a shareholder of the Company for no consideration.

7.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2019	—	—

Issued	40,000	0.40
Extended*	2,000,000	3.50

Balance, November 30, 2019	2,040,000	3.44

* On November 19, 2019, the Company extended the expiry date of 2,000,000 warrants, which originally had an expiry date of December 5, 2018. The amended warrants have an exercise price of $3.50 and expire on December 6, 2020.

The following table summarizes information about warrants outstanding and exercisable at November 30, 2019:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)

0.40	February 20, 2020	20,000	0.22
0.40	March 15, 2020	20,000	0.29
3.50	December 6, 2020	2,000,000	1.02

		2,040,000	1.00

8.	Commitments

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease was for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense related to this office space for the nine months ended November 30, 2019, was $6,883 (2018 - $8,516).

As of November 30, 2019, the future lease commitments are as follows:

Year	Operating Lease Commitments

2019	$715
2020	$2,860

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of November 30, 2019, the services and software have not been completed.

9.	Concentrations

The Company’s revenues were concentrated among three customers for the nine months ended November 30, 2019, and 2018:

Customer	Nine Months Ended November 30, 2019

1	38%
2	18%
3	7%

Customer	Nine Months Ended November 30, 2018

1	61%
2	36%
3	7%
F-13

The Company’s receivables were concentrated among three customers for the nine months ended November 30, 2019, and 2018:

Customer	Nine Months Ended November 30, 2019

1	32%
2	12%
3	10%

Customer	Nine Months Ended November 30, 2018

1	19%
2	11%
3	2%

10.	Related Party Transactions

On April 2, 2019, the Company issued 40,000 units to 2 related parties for cash at $0.25 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant is exercisable at $0.40 per warrant for a period of one year.

11.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2019, have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2019, we do not have revenues sufficient to execute its business plan.

15

Results of Operations: For the 3 months ended November 30, 2019 and November 30, 2018

Revenues

Our revenues for the 3-month period ended November 30, 2019 and 2018 were $340,589 and 281,458, respectively, reflecting increased revenues of $59,131. The $59,131 of increased revenues is primarily attributable to growth in our transactional revenue from our South Africa operations.

Net Loss/Profit

We had a net profit of $19,966 and a net loss of $(3,504) for the 3-months ended November 30, 2019 and 2018, respectively, reflecting an increase of $23,470, which is primarily attributable to increased revenue to growth in our transactional revenue from our South Africa operations..

Operating Expenses

We incurred total operating expenses of $232,318 and $215,702, respectively, for the 3-month period ended November 30, 2019 and 2018, reflecting a $16,616 increase of total operating expenses for the 3 months ended November 30, 2018, which is attributable to a general overall increase in operating expenses.

Results of Operations: For the 9 months ended November 30, 2019 and November 30, 2018

Revenues

Our revenues for the 9-month period ended November 30, 2019 and 2018 were $1,021,436 and $767,356 respectively, reflecting increased revenues of $254,080, which is primarily attributable to an overall growth in our transactional income streams in our South Africa operations.

Net Loss

We had a net profit of $29,578 and a net loss of $(22,912) for the 9-months ended November 30, 2019 and 2018, respectively, reflecting a $52,490 increase in our earnings , which is primarily attributable to overall growth in our transactional income streams, resulting in higher revenue.

Operating Expenses

We incurred total operating expenses of $735,278 and $612,603, respectively, for the 9-month period ended November 30, 2019 and November 30, 2018, reflecting a $122,675 increase for the 9 months ended November 30, 2019, which is attributable to a $122,675 increase in general and administrative expenses.

Liquidity and Capital Resources

We had working capital of $84,002 at November 30, 2019 and working capital of $13,137 at our fiscal year ended February 28, 2019, representing an increase of $70,865 in working capital.

Our net cash used in operating activities was $(363,162) for the 9 months ended November 30, 2019 compared to $5,670 for the 9 months ended November 30, 2018, representing a decreased cash used in operating activities of $368,832 cash flows used in operating activities.

Our net cash used in investing activities were $(730) and $0, respectively, for the nine months ended November 30, 2019 and 2018, reflecting a $730 decrease in net cash used in investing activities.

Our net cash provided by financing activities was $3,741 for the 9-month period ended November 30, 2019 compared to $1,930 for the nine months ended November 30, 2018, reflecting a $1,811 increase in financing activities.

16

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

17

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

Date: January 16, 2020

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
18