Form 10-K
period 2020-02-29
UPAY
filed 2020-07-08
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 29, 2020

or

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

As of July 8, 2020, there were 23,255,310 shares outstanding.

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

As of December 31, 2019, the industry data for the year, ending December 31, 2019 estimates the unsecured credit and short-term credit market in South Africa, to be around US$ 9.06 billion (conversion rate as of December 31, 2019) (126-billion-rands in South Africa) for that year https://www.ncr.org.za/consumer-credit-market-report-ccmr

Our Mission

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

Recent Developments –

(a)	We have previously Embarked on a Proof of Concept, web development project with LEWFIN AMERICA for their operations in Texas. We have a December 12, 2018 titled “Proof of Concept (“POC”) to Supply and Develop Software Systems Agreement” with LEWFIN AMERICA LLC to develop an online lending website for them and to further customize and develop our loan management system to the industry needs and the needs of LEWFIN in Texas. The POC will run for a period of 12 months and expire on January 7, 2020, however, we will continue with the agreement on a month to month basis because the input and feedback received from the LEWFIN group has been valuable. LEWFIN has since gone live with one of their branches on our software system. LEWFIN has indicated that they are in the process of acquiring additional branches that they intend to move over to the UPAY software. In exchange for the industry knowledge and input supplied by LEWFIN during this POC, UPAY will continue to make the website and loan management system available to LEWFIN free of charge on a month to month basis, following the expiration of the POC period. All new development and customization will remain the sole property of UPAY. We have also recently engaged with Finance 27, one of our large clients in South Africa that are looking to expand to the USA and have started setting up a test environment for them to prepare opening their US business.

(b)	Completed software integrations with two US payment systems, namely Loan Payment Pro and Repay. We also integrated with a US credit bureau, Clarity, and a Global document verifying company, Decision Logic. We are also currently working on integrations with Payliance, a payment system, Dot818 and Lead Envy who are lead providers in the US. We have recently signed a Master Services Agreement with Yodlee, a Global bank account and transaction verification company in order to integrate their services to access consumer bank account information for customers and to make better credit decisions.

(c)	Due to the cumbersome process and the difficulties and delays experienced by some new UPAY clients, during the course of their company registrations, including regulator registrations, opening of bank accounts and accounts with various third party vendors, UPAY explored the opportunity to look at easier ways to assist new clients with these registrations and to help facilitate the process on behalf of potential new clients. We believe that a franchise model would address the cumbersome and lengthy application processes of new clients to assist smaller lenders in accessing the credit market and to minimize the risk and compliance issues.

With such a model, the franchise holder could theoretically do all the regulator and other registrations in its own capacity and allow investors to access the existing structure of the franchise holder to gain access to the consumer lending market much faster and with the guidance and know-how of the franchise holder, with the existing registrations and relationships already in place.

Our Board of Directors approved the adoption of a franchise business as separate structure and independent business to our existing business

Our potential franchise business is contingent upon further investigation and discussions financial and insurance industry professionals

We intend to incorporate a new corporation in Texas to separate and independent from us but use our software, services and integrations exclusively, for all its clients

Products and Services

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

Our developers continue their work on the necessary changes and development needed to customize our system for the US environment, which is anticipated to be complete by October 2020 for the State of Texas, at which time we will be able to offer our products in Texas. Once complete, we will provide a web-based client and loan administration software platforms to registered lenders in Texas and thereafter, contingent upon adequate financing, we will offer our software to additional states.

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

We will invoice our customers per transaction, for the volume of transactions effected within the ACPAS system during each month. A transaction fee is added with any agreement/loan made on the system and is affected with all receipts made on the system during this period.

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

Events

We will arrange in-person marketing events together with industry leaders and opinion makers that will ensure personal interaction opportunities with potential clients that could result in a high conversion rate and quality leads on. During 2017, 2018, and 2019, we attended 8 conferences, engaging with industry leaders.

Seasonality

We do not have a seasonal business cycle in South Africa. We do not anticipate our business in the US being materially affected by seasonal factors.

Raw Materials

We do not use raw materials in our business.

Target Market

Our target market consists of:

☐	Online lenders;

☐	Storefronts lenders;

☐	Retail establishments

☐	Lawyers, doctors, accountants; and

☐	Athletic or other clubs that charge monthly fees

Reliance Upon One or a Few Customers

During our Fiscal Year 2020, 3 customers accounted for 60.67% of our revenues business in South Africa, as follows:

FINANCE 27	36.05%
CREDIT PROTECTION INSURANCE	16.87%
BABEREKI FINANCE (PTY) LTD	7.75%
8

Employees

We have 17 full-time employees: (a) our 2 officers, Wouter A Fouche and Jacob C Fölscher; (b) 2 project managers; (c) 1 administration manager; (d) 1 scientific programmer; (e) 5 systems engineers; and (f) 1 accounting/bookkeeping person, 2 assistants, 3 Software developers. Our scientific programmer and 5 system engineers and 3 Software developers will continue to provide support and technical assistance and modifications to our current ACPAS system and support development of future products and our current software. Most of our employees are located at our South African office, except Wouter Fouche and Desiree Fouche who are located at our Dallas Texas office. Michael McCloy, one of our senior software developers is also located in the USA, in the State of New York.

To be Hired Employees

Contingent upon our revenues and/or adequate financing, we plan to hire 2 additional developers 8 sales representatives, 4 technical support staff members, 4 training consultants and 1 national sales manager in the US.

Geographic Territory

Our products and services have been offered since June 2008 in all South African provinces and will continue to be so offered. We have started offering our services in the US and continue with our proof of concept agreement with Lewfin America to improve the system for the USA We also started offering our products and services to other lenders  recently, beginning with the State of Texas and then contingent upon adequate financing in other states.

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

Funds Transfer and Signature Authentication Laws.

Our customers’ business is also subject to the federal Electronic Funds Transfer Act and various other laws, rules and guidelines relating to the procedures and disclosures required for debiting or crediting a debtor’s bank account relating to a consumer loan (i.e., ACH funds transfer). Furthermore, our customers are also subject to various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed to obtain and authenticate e-signatures.

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

ITEM 2. PROPERTIES

We pay monthly rent of $764.41 per month for our Dallas, Texas office. Our office is 155 square feet and is adequate for our current needs. Our lease expired but automatically renewed after this period on a month to month basis. We have since decided to terminate the lease for the 155 square feet office, but to keep the virtual office with same address, until such time as we have more clarity on the Corona Virus worldwide pandemic and when economic activity would return to normal.

Rent Pay’s offices are located at South Africa and comprised of two office units’ of 1076 square feet each. The South Africa offices are composed of reception area, two boardrooms, one sales room, support and administration office. Rent Pay pays monthly rent of $1,748 and its lease expires on 30 April 2020. The total office space currently is 2152 square feet as of June 2020. Since the Corona Virus worldwide pandemic and the subsequent restriction on movement, our staff have been working remotely. We have been in discussions with our landlord who agreed that our lease would continue on a month to month basis. We have terminated the lease of one of our South African offices effective as of July 1, 2020, but continue with the other least on a month to month basis, until clarity is provided by government as to when the restrictions will move to level 1, at which time we will renegotiate the lease.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol

We do not yet have a trading symbol. Our sponsoring broker-dealer has filed a 15c2-11 application with FINRA on our behalf.

Common Stock

As of February 29, 2020, our common stock was held by 44 stockholders of record and we had 23,255,310 shares of common stock issued and outstanding.

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

You should view these statements with caution. These statements are no guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2020 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements that we make.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2019 and February 29, 2020.

Recent Accounting Pronouncements

The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2019 and February 29, 2020.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 2020 AND 2019

Results of Operations: For the year ended February 29, 2020 and February 28, 2019

COMPARATIVE RESULTS FOR FISCAL YEARS 2018 AND 2019

Results of Operations:  For the year ended February 29, 2020 and February 28, 2019

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 29, 2020 and February 28, 2019 were $1,371,625 and $1,098,793, respectively, reflecting increased revenues of $272,832. The $272,832 of increased revenues are primarily attributable to growth in transactional revenue in our South African business.

Net Profit/Net Loss

We had a net loss of $20,702 for the year ended February 29, 2020 and a net loss of $39,866 for the year February 28, 2019, reflecting decreased net loss of $19,164, which is primarily attributable to increase revenue in our South African operations. We had a working capital surplus of $39,440 and $13,137 at February 29, 2020 and February 28, 2019, respectively. The $39,440 of working capital surplus in fiscal year 2020 is primarily attributable to decrease in current liabilities.

Operating Expenses

We incurred total expenses of $1,016,563 and $865,014 for the years ended February 29, 2020 and February 28, 2019, respectively, reflecting an increase of $151,549 from fiscal year 2019 to fiscal year 2020. The increase in total expenses from the prior fiscal year is primarily attributable to increased accounting, legal and employee cost, contributing to general and administrative expenses of $961,620 from fiscal year 2020 compared to $819,968 from fiscal year 2019, representing a $141,652 increase in general and administrative expenses.

Our net cash flows used in operating activities was $394,841 for the year ended February 29, 2020 compared to cash flows provided by operating activities of $305,184 for the year ended February 28, 2019, representing a decrease of $700,025.

Our net cash provided by investing activities were $(8,052) and $(5,022) for the years ended February 29, 2020 and February 28, 2019, respectively, reflecting a $3,030 decrease in net cash used in investing activities. This $3,030 decrease in net cash used in investing activities is primarily attributable to reduced purchases of fixed assets, such as office and IT equipment

Our net cash provided by financing activities was $1,551 and $(4,804) for the fiscal years ended February 29, 2020 and February 28, 2019, respectively, representing a $6,355 increase from fiscal year 2019 to fiscal year 2020.

We estimate that we will have operating costs of $1,005,858 from July 1, 2020 to the remainder of fiscal year 2020 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $125,723 over the next 12 months from April 2020 to April 2020 include the following estimated expenditures:

Description	$ Amount
Rent	$1,330
Phone	$1,350
IT	$1,550
Legal fees	$1,900
Salaries	$45,300
SEC reporting	$5,500

These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $161, 795 as of July 2, 2020 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of UPAY, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UPAY, Inc. (the Company) as of February 29, 2020 and February 28, 2019, and the related consolidated statements of operations, consolidated statement of stockholder’s equity and accumulated other comprehensive loss, and cash flows for each of the years in the two year period ended February 29, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and had negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, Texas

July 8, 2020
F-2

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 29, 2020	February 28, 2019

ASSETS

Current Assets

Cash and cash equivalents	$287,425	$691,217
Accounts receivable, net of allowance	94,992	102,727
Prepaid expenses and other current assets	3,437	4,876

Total Current Assets	385,854	798,820

Property and Equipment, Net (Note 3)	136,868	224,126
Right-of-use Assets, Net (Note 4)	37,487	—

Total Assets	$560,209	$1,022,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$329,294	$774,124
Taxes payable	5,365	2,728
Current portion of lease liabilities (Note 5)	11,755	—
Current portion of obligations under finance leases	—	8,831

Total Current Liabilities	346,414	785,683

Non-Current Liabilities

Lease Liabilities (Note 5)	26,810	—
Obligations Under Finance Leases	—	39,871

Total Liabilities	373,224	825,554

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,255,310 and 25,975,310 shares issued and outstanding, respectively	23,255	25,975
Additional Paid-in Capital	393,142	376,672
Accumulated Deficit	(203,117)	(182,415)
Accumulated Other Comprehensive Loss	(26,295)	(22,840)

Total Stockholders’ Equity	186,985	197,392

Total Liabilities and Stockholders’ Equity	$560,209	$1,022,946

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 29,	February 28,
	2020	2019

Revenue	$1,371,625	$1,098,793
Cost of Revenue	(359,017)	(272,694)

Gross Profit	1,012,608	826,099

Expenses

Amortization of right-of-use assets (Note 4)	10,833	—
Depreciation (Note 3)	44,110	45,046
General and administrative	961,620	819,968

Total Expenses	1,016,563	865,014

Income (Loss) Before Other Income (Expenses) and Income Taxes	(3,955)	(38,915)

Other Income (Expenses)

Gain on sale of equipment	—	4,824
Interest income	7,286	1,737
Interest expense	(7,071)	(3,582)

Income (Loss) Before Income Taxes	(3,740)	(35,936)

Provision for income taxes	(16,962)	(3,930)

Net Loss	(20,702)	(39,866)

Other Comprehensive Loss

Foreign currency translation adjustments	(3,455)	(13,944)

Comprehensive Loss	$(24,157)	$(53,810)

Net Loss Per Share – Basic	$(0.00)	$(0.00)
Net Loss Per Share – Diluted	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding – Basic	24,953,425	25,584,789
Weighted-average Common Shares Outstanding – Diluted	24,953,425	25,584,789

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2018	23,915,310	$23,915	$172,732	$(142,549)	$(8,896)	$45,202

Issuance of shares for Asset Purchase Agreement	2,000,000	2,000	198,000	—	—	200,000

Issuance of shares pursuant to Employee Stock Compensation Agreement	60,000	60	5,940	—	—	6,000

Net loss	—	—	—	(39,866)	—	(39,866)

Foreign currency translation adjustments	—	—	—	—	(13,944)	(13,944)

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreements	15,000	15	3,735	—	—	3,750

Return and cancellation of common stock	(2,775,000)	(2,775)	2,775	—	—	—

Net loss	—	—	—	(20,702)	—	(20,702)

Foreign currency translation adjustments	—	—	—	—	(3,455)	(3,455)

Balance – February 29, 2020	23,255,310	$23,255	$393,142	$(203,117)	$(26,295)	$186,985

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 29, 2020	Year Ended February 28, 2019

Cash Flows from Operating Activities

Net Loss	$(20,702)	$(39,866)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of right-of-use assets	10,833	—
Depreciation	44,110	45,047
Gain on sale of equipment	—	(4,824)
Stock-based compensation	3,750	6,000

Changes in operating assets and liabilities:
Accounts receivable	7,735	(47,592)
Prepaid expenses and other current assets	1,439	(2,329)
Accounts payable	(442,193)	348,248
Accrued expenses	—	500
Net lease liabilities	187	—

Net Cash (Used in) Provided by Operating Activities	(394,841)	305,184

Cash Flows from Investing Activities

Purchase of property and equipment	(8,052)	(5,022)

Net Cash Used in Investing Activities	(8,052)	(5,022)

Cash Flows from Financing Activities

Proceeds from sale of stock	10,000	—
Repayment of lease liabilities	(8,449)	(4,804)

Net Cash Provided by (Used in) Financing Activities	1,551	(4,804)

Effect of Exchange Rate Changes on Cash	(2,450)	(13,944)

Change in Cash and Cash Equivalents	(403,792)	281,414

Cash and Cash Equivalents - Beginning of Year	691,217	409,803

Cash and Cash Equivalents - End of Year	$287,425	$691,217

Supplemental Disclosures of Cash Flow Information:

Interest paid	$7,071	$3,582
Income taxes paid	$14,318	$3,930

Non-cash Investing and Financing Activities:

Common stock issued for computer software asset	$—	$200,000
Vehicles financed through lease	$—	$53,506
Return and cancellation of common stock	$2,775	$—

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

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources and financial results.

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

As at February 29, 2020, the Company has recognized an allowance for doubtful accounts of $7,133 (2019 - $nil).

e)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at February 29, 2020, and February 28, 2019.

f)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at February 29, 2020, and February 28, 2019.

g)	Value of Financial Instruments

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and taxes payable. There were no transfers into or out of “Level 3” during the year ended February 29, 2020, or February 28, 2019. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

i)	Leases

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

Adoption of ASC 842 had the following impact on the financial position as at March 1, 2019:

	(As Previously Reported Under ASC 842)
	February 28, 2019	ASC 842 Effects	March 1, 2019

Assets

Property and equipment, net	$224,126	$(50,185)	$173,941
Right-of-use assets, net	—	71,086	71,086

Total Assets	1,022,946	20,901	1,043,847

Liabilities

Obligations under finance leases	48,702	(48,702)	—
Lease liabilities	—	69,619	69,619

Total Liabilities	825,554	20,917	846,471

Accumulated Other Comprehensive Loss	$(22,840)	$(16)	$(22,856)
F-9

j)	Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The guidance under ASC 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Under ASC 606, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Monthly Rental Fees

Our software is made available on a web-based software platform and is offered as software as a service. Our agreement is an evergreen agreement (auto renewed) and if not terminated by a customer, remains intact. Termination may occur by either party at any point with 30 days’ notice. The monthly software rental fee is payable every month per branch. Monthly software rental fees are payable in the beginning of each month. The monthly rental fees are invoiced during the first few days of a month and is recognized over the period of the month. Payments are collected via debit order a few days later, prior to the end of that month, due to debit order mandate signed by the customer. This results in no accounts receivable as invoicing and payment happens within the same month.

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

k)	Stock-based Compensation

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

l)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 29, 2020, and February 28, 2019, the only item that represents comprehensive income (loss) was foreign currency translation.

m)	Earnings (Loss) Per Share

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 29, 2020, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

o)	Recent Accounting Pronouncements

In February 2016, Topic 842, “Leases” was issued to replace the leases requirements in Topic 840, “Leases”. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. The Company adopted Topic 842 on March 1, 2019. See note 2(i) for details of the impact of the adoption of Topic 842 on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2021, although early adoption is permitted (but no sooner than the adoption of Topic 606). The adoption of this standard is not expected to have a significant impact on the Company’s results of operations, financial condition, cash flows, and financial statement disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 29, 2020 Net Carrying Value	February 28, 2019 Net Carrying Value

IT equipment	$7,208	$(5,266)	$1,942	$1,973
Motor vehicles	—	—	—	50,185
Furniture and fixtures	7,759	(4,196)	3,563	5,116
Office equipment	4,059	(2,136)	1,923	1,785
Computer software	204,400	(74,960)	129,440	165,067

Total	$223,426	$(86,558)	$136,868	$224,126

The motor vehicles above were acquired under a capital lease and upon the adoption of ASC 842, reclassified to right-of-use assets on March 1, 2019 (see note 4).

During the year ended February 29, 2020, the Company recorded depreciation expense of $44,110 (2019 - $45,046) and recognized a gain on sale of equipment of $nil (2019 - $4,824).

On April 16, 2018, the Company entered into an Asset Purchase Agreement with a non-related third party for the acquisition of a non-exclusive right to a software platform “Waypoint” which will be incorporated with the Company’s own software, known as “Theme Studio”. In consideration, the Company issued 2,000,000 shares of common stock at with a fair value of $200,000.

During the year ended February 29, 2020, the Company acquired computer equipment and software of $6,765 and office furniture and equipment of $1,287.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	February 29, 2020 Net Carrying Value	February 28, 2019 Net Carrying Value

Right-of-use building (operating lease)	$19,367	$(16,600)	$2,767	$—
Right-of-use vehicles (finance lease)	50,586	(15,866)	34,720	—

Total	$69,953	$(32,466)	$37,487	$—

During the year ended February 29, 2020, the Company recorded rent expense of $17,774 related to Company’s right-of-use building and amortization expense of $10,833 (2019 - $nil) related to the Company’s right-of-use vehicles.

5.	Lease Liabilities

On April 11, 2018, the Company renewed its lease agreement for office space in South Africa and increased the amount of office space leased. The term of the renewal agreement is for two years commencing May 1, 2018. The monthly base rate is $1,383 (R21,595) in the first year and increased to $1,490 (R23,264) in the second year of the lease. The office space lease is classified as an operating lease. The interest rate underlying the obligation in the lease is 10.25% per annum.

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $426 (R6,658) and $605 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the year ended February 29, 2020, the Company paid a total of $8,449 in principal payments on the two motor vehicle leases.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 29, 2020:

Years ending February 28:	Office Space Lease	Vehicle Leases	Total

2021	$2,979	$12,382	$15,361
2022	—	12,382	12,382
2023	—	12,382	12,382
2024	—	6,122	6,122

Net minimum lease payments	2,979	43,268	46,247
Less: amount representing interest payments	(37)	(7,645)	(7,682)

Present value of net minimum lease payments	2,942	35,623	38,565
Less: current portion	(2,942)	(8,813)	(11,755)

Long-term portion	$—	$26,810	$26,810

6.	Common Stock

On May 4, 2018, the Company issued 2,000,000 shares of common stock with a fair value of $200,000 pursuant to an Asset Purchase Agreement (see Note 3).

On September 25, 2018, the Company issued 60,000 shares of common stock with a fair value of $6,000 pursuant to Employee Stock Compensation Agreements.

On April 2, 2019, the Company issued 40,000 units for cash at $0.25 per unit for proceeds of $10,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant is exercisable at $0.40 per warrant for a period of one year. The fair value of the warrants included in the units totaled $1,679, which was determined using the Black-Scholes option pricing model with the following range of assumptions: Risk-free rate – 2.52% to 2.54%, dividend yield – 0%, expected volatility – 193.23% to 193.92%, and expected life – 2 years.

On April 2, 2019, the Company issued 15,000 shares of common stock with a fair value of $0.25 per share for services of $3,750 pursuant to an Employee Stock Compensation Agreement.

On September 19, 2019, the Company received and cancelled 900,000 shares of common stock, which were received from a shareholder of the Company for no consideration.

On October 21, 2019, the Company received and cancelled 1,875,000 shares of common stock, which were received from a shareholder of the Company for no consideration.

7.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2018	2,020,000	3.51

Expired	(2,020,000)	3.51

Balance, February 28, 2019	—	—

Issued	40,000	0.40
Extended*	2,000,000	3.50
Expired	(20,000)	0.40

Balance, February 28, 2020	2,020,000	3.47

* On November 19, 2019, the Company extended the expiry date of 2,000,000 warrants, which originally had an expiry date of December 5, 2018. The amended warrants have an exercise price of $3.50 and expire on December 6, 2020. The Company estimated the fair value of the modified warrants using the Black-Scholes option pricing model and determined that the incremental fair value of the modification was immaterial.

The following table summarizes information about warrants outstanding and exercisable at February 29, 2020:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)

0.40	March 15, 2020	20,000	0.04
3.50	December 6, 2020	2,000,000	0.77

		2,020,000	0.76
8.	Commitments

On April 18, 2016, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease was for one year commencing May 1, 2016, renews annually, and the monthly base rate is $715. Lease expense related to this office space for the year ended February 29, 2020, was $5,487 (2019 - $11,424). The Company terminated the lease agreement during the year ended February 29, 2020.

On February 1, 2020, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year and the monthly base rate is $920, with the first month provided at no cost. Lease expense related to this office space for the year ended February 29, 2020, was $nil. The Company paid a deposit of $920, which is included in prepaid expenses and other current assets.

As of February 29, 2020, the future lease commitments are as follows:

Year	Operating Lease Commitments

2020	$10,120

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of February 29, 2020, the services and software have not been completed.

9.	Concentrations

The Company’s revenues were concentrated among two customers for the year ended February 29, 2020, and three customers for the year ended February 28, 2019:

Customer	Year Ended February 29, 2020

1	36%
2	17%

Customer	Year Ended February 28, 2019

1	39%
2	17%
3	11%

The Company’s receivables were concentrated among three customers as at February 29, 2020, and two customers as at February 28, 2019:

Customer	February 29, 2020

1	32%
2	13%
3	10%

Customer	February 28, 2019

1	30%
2	12%

10.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 29, 2020, or February 28, 2019. However, Rent Pay did have income tax expense of $16,962 to the South African Revenue Services for the year ended February 29, 2020 (2019 – $3,930). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $195,000 (2019 – $190,000) at February 29, 2020, which starts to expire in 2036.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 29, 2020, and February 28, 2019.

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 29, 2020, and February 28, 2019, is summarized as follows:

	2020 $	2019 $

Loss before income taxes	(20,702)	(39,866)

Income tax recovery at statutory rates	(4,000)	(8,000)
Permanent differences	1,000	1,000
Temporary differences	11,000	9,000
Change in statutory, foreign tax, foreign exchange rates and other	(8,000)	(2,000)

Income tax expenses	—	—

The unrecognized deferred tax assets include US net operating losses as follows:

	2020 $	2019 $

Deferred tax assets:
Non-capital losses available for future periods	40,950	39,900
Valuation allowance	(40,950)	(39,900)

Deferred income taxes recovered	—	—

The Company has US net operating losses available to offset future taxable income as follows:

2016	$35,000
2017	78,000
2018	71,000
2019	6,000
2020	5,000
$195,000
11.	Subsequent Events

The Company has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of February 29, 2020, have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Management has assessed the effectiveness of our internal control over financial reporting as of February 29, 2020. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 29, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended February 29, 2020 and 2019. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended February 29, 2020 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name:

Name:	Age	Position
Wouter Fouche	43	CEO/VP/Director
Jacob Fölscher	42	President/CFO/CAO/Director

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

Nomination Process

As of February 29, 2020, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors and there were no subsequent events and directors have remained the same. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name	Position	Year	Salary ($)	Bonus ($)
Wouter Fouche	CEO	2019	93,995.73	4,473
		2020	131,535.38	9,000

Jaco Folscher	COO/CFO	2019	95,975.95	8,973
		2020	110,911.27	8,324.10

BOARD OF DIRECTOR COMPENSATION

We have not compensated our Directors with any director compensation since our inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 2, 2020 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name
Beneficial Owners over 5%
Wouter A. Fouche	9,165,000	39.41%
Jacob C Fölscher	9,175,000	39.45%
TWIN HARBOR WEB SOLUTIONS INC	2,030,000	8.73%
Executive Officers/Directors (2)
Wouter A. Fouche (6)		9,165,000
Jacob C Fölscher (7)		9,175,000
Total – All officers		18,340,000
Total – All over 5% shareholders and officers		20,370,000

We presently have 23,255,310 common shares outstanding. Of these shares, 4,915,3102 common shares are held by non-affiliates and 18,340,000 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

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

2. Based on 23,255,310 issued and outstanding shares of common stock.

5. The principal of Twin Harbor Web Solutions is Michael McCloy, who has sole dispositive and voting power over the shares. The business address of Twin Harbor Web Solutions is 29 Creek Road, Bayville, NY 11709 US. Twin Harbor Web Solutions is a beneficial owner and a related party.

6. The address for Chief Executive Officer Wouter A. Fouche is 1701 W. Northwest Highway, Suite 100, Grapevine, Texas, 76051. The address for Chief Financial Officer Jacob C. Fölscher is no 6 Uitzicht Office Park, 2 Bellingham Street, Centurion 0157, South Africa.

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

Verbal Agreements with our Founders

Verbal Agreement with Wouter Fouche

We have a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary was since increased to $9,000, for 2018 and 2019 dependent on available funds. There is also a 13th check that is payable yearly. A $10,000 relocation expense for relocating to the US was also paid to Wouter Fouche. This monthly salary and $10,000 relocation expense already paid are the sole terms of this verbal agreement.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary was since increased to $9,000 for 2018 and 2019, dependent on available funds. There is also a 13th check that is payable yearly. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US, should this be needed in future. The $9,000 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

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

Twin Harbor Web Solutions (“Twin Harbor”) individually owns more than 5% of our common stock. On 16 April 2018, we acquired the Theme Studio software from Twin Harbor in exchange for 2,000,000 common shares for an aggregate purchase price of $200,000. In addition, we have a service level agreement for development and hosting solutions with Twin Harbor. The transactions are related party transactions and Twin Harbor is a related party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended February 29, 2020 amounted to $35,000.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

23*	Consent of M&K CPAS, PLLC

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

Dated: July 8, 2020

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

Dated: July 8, 2020

