Form 10-Q
period 2020-05-31
UPAY
filed 2020-07-17
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

The Company has 23,255,310 shares outstanding as of July 17, 2020.

Item 1. Financial Statements

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2020	February 29, 2020
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$198,784	$287,425
Accounts receivable, net of allowance	49,254	94,992
Prepaid expenses and other current assets	3,160	3,437

Total Current Assets	251,198	385,854

Property and Equipment, Net (Note 3)	126,764	136,868
Right-of-use Assets, Net (Note 4)	28,649	37,487

Total Assets	$406,611	$560,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$226,024	$329,294
Taxes payable	4,775	5,365
Current portion of lease liabilities (Note 5)	8,070	11,755

Total Current Liabilities	238,869	346,414

Non-Current Liabilities

Lease Liabilities (Note 5)	21,740	26,810

Total Liabilities	260,609	373,224

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,255,310 shares issued and outstanding	23,255	23,255
Additional Paid-in Capital	393,142	393,142
Accumulated Deficit	(245,230)	(203,117)
Accumulated Other Comprehensive Loss	(25,165)	(26,295)

Total Stockholders’ Equity	146,002	186,985

Total Liabilities and Stockholders’ Equity	$406,611	$560,209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2020	2019

Revenue	$248,632	357,875
Cost of Revenue	(70,976)	(87,511)

Gross Profit	177,656	270,364

Expenses

Amortization of right-of-use assets (Note 4)	2,234	2,757
Depreciation (Note 3)	21,479	10,996
General and administrative	195,831	238,871

Total Expenses	219,544	252,624

Income (Loss) Before Other Income (Expenses) and Income Taxes	(41,888)	17,740

Other Income (Expenses)

Interest income	716	2,173
Interest expense	(941)	(2,540)

Income (Loss) Before Income Taxes	(42,113)	17,373

Provision for income taxes	—	—

Net Income (Loss)	(42,113)	17,373

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	1,130	2,250

Comprehensive Income (Loss)	$(40,983)	$19,623

Net Loss Per Share – Basic	$(0.00)	$(0.00)
Net Loss Per Share – Diluted	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding – Basic	23,255,310	26,010,582
Weighted-average Common Shares Outstanding – Diluted	23,255,310	26,010,582

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreement	15,000	15	3,735	—	—	3,750

Net Income	—	—	—	17,373	—	17,373

Foreign currency translation adjustments	—	—	—	—	2,250	2,250

Balance – May 31, 2019	26,030,310	$26,030	$390,367	$(165,042)	$(20,590)	$230,765

Balance – February 29, 2020	23,255,310	$23,255	$393,142	$(203,117)	$(26,295)	$186,985

Net loss	—	—	—	(42,113)	—	(42,113)

Foreign currency translation adjustments	—	—	—	—	1,130	1,130

Balance – May 31, 2020	23,255,310	$23,255	$393,142	$(245,230)	$(25,165)	$146,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended May 31, 2020	Three Months Ended May 31, 2019

Cash Flows from Operating Activities

Net Income (Loss)	$(42,113)	$17,373

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of right-of-use assets	2,234	2,757
Depreciation	21,479	10,996
Stock-based compensation	—	3,750

Changes in operating assets and liabilities:
Accounts receivable	45,738	23,282
Prepaid expenses and other current assets	277	2,214
Accounts payable	(103,860)	(239,898)
Net lease liabilities	(155)	392

Net Cash Used in Operating Activities	(76,400)	(179,134)

Cash Flows from Investing Activities

Purchase of property and equipment	(1,600)	(730)

Net Cash Used in Investing Activities	(1,600)	(730)

Cash Flows from Financing Activities

Proceeds from sale of stock	—	10,000
Repayment of lease liabilities	(2,734)	(2,093)

Net Cash Provided by (Used in) Financing Activities	(2,734)	7,907

Effect of Exchange Rate Changes on Cash	(7,907)	2,250

Change in Cash and Cash Equivalents	(88,641)	(169,707)

Cash and Cash Equivalents - Beginning of Period	287,425	691,217

Cash and Cash Equivalents - End of Period	$198,784	$521,510

Supplemental Disclosures of Cash Flow Information:

Interest paid	$941	$2,540
Income taxes paid	$908	$2,034

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

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time on our business, liquidity, capital resources and financial results.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2020, have been omitted.

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

As of May 31, 2020, the Company has recognized an allowance for doubtful accounts of $216 (2020 - $7,133).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable on May 31, 2020, and February 29, 2020.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization, and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable on May 31, 2020, and February 29, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and taxes payable. There were no transfers into or out of “Level 3” during the three months ended May 31, 2020, or 2019. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

On transition, the Company elected to apply the practical expedient to grandfather the determination of which contract is or contains a lease and applied ASC 842 to those contracts that were previously identified as leases. Upon transition to the new standard, right-of-use assets and lease liabilities were measured at the present value of the remaining lease payments discounted by the Company’s incremental borrowing rate as of March 1, 2019. The non-cash adjustment has been excluded from the consolidated statement of cash flows. The weighted average incremental borrowing rate applied to lease liabilities recognized under ASC 842 was 10.25%.

Adoption of ASC 842 had the following impact on the financial position as of March 1, 2019:

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

Data Migration Fees

This only applies to a customer applying to migrate client data from a previous system to our system. We invoice for this service as soon as data is successfully transferred, imported, and verified by our customer. Revenue is recognized upon invoicing and payment is collected within two days due to debit order mandates signed by the customer as part of the agreement. This results in no outstanding accounts receivable as of the end of each month.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As of May 31, 2020, and 2019, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2020, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2020 Net Carrying Value	February 29, 2020 Net Carrying Value

IT equipment	$6,508	$(4,903)	$1,605	$1,942
Furniture and fixtures	6,905	(4,022)	2,883	3,563
Office equipment	3,612	(2,081)	1,531	1,923
Computer software	206,000	(85,255)	120,745	129,440

Total	$223,025	$(96,261)	$126,764	$136,868

During the three months ended May 31, 2020, the Company recorded depreciation expense of $21,479 (2019 - $10,996).

During the three months ended May 31, 2020, the Company acquired computer software of $1,600.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2020 Net Carrying Value	February 29, 2020 Net Carrying Value

Right-of-use building (operating lease)	$—	$—	$—	$2,767
Right-of-use vehicles (finance lease)	45,021	(16,372)	28,649	34,720

Total	$63,388	$(35,739)	$28,649	$37,487

During the three months ended May 31, 2020, the Company recorded rent expense of $4,730 (2019 - $4,524) related to Company’s right-of-use building and amortization expense of $2,234 (2019 - $2,757) related to the Company’s right-of-use vehicles.

5.	Lease Liabilities

On April 11, 2018, the Company renewed its lease agreement for office space in South Africa and increased the amount of office space leased. The term of the renewal agreement was for two years commencing May 1, 2018. The monthly base rate was $1,383 (R21,595) in the first year and increased to $1,490 (R23,264) in the second year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 10.25% per annum. On April 30, 2020, the lease expired, and the Company and the landlord agreed to continue on a month to month rental basis.

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $377 (R6,658) and $535 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the three months ended May 31, 2020, the Company paid a total of $2,598 in principal payments on the two motor vehicle leases.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of May 31, 2020:

Years ending February 28:	Vehicle Leases

2021	$8,265
2022	11,019
2023	11,019
2024	5,449

Net minimum lease payments	35,752
Less: amount representing interest payments	(5,942)

Present value of net minimum lease payments	29,810
Less: current portion	(8,070)

Long-term portion	$21,740

6.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 29, 2020	2,020,000	3.50

Issued	—	—
Expired	(20,000)	0.40

Balance, May 31, 2020	2,000,000	3.50

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

The following table summarizes information about warrants outstanding and exercisable on May 31, 2020:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)
3.50	December 6, 2020	2,000,000	0.52
7.	Commitments

On February 1, 2020, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year and the monthly base rate is $920, with the first month provided at no cost. Lease expense related to this office space for the three months ended May 31, 2020, was $nil. The Company paid a deposit of $920, which is included in prepaid expenses and other current assets.

On April 30, 2020, a lease agreement for renting office space in South Africa expired. Although a new agreement has yet to be determined, the Company decided to continue renting the office space on a month to month basis, at a rate of $1,344 (R23,761) per month.

As of May 31, 2020, the future lease commitments are as follows:

Year	Operating Lease Commitments

2021	$10,120
2021	12,097
F-12

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of May 31, 2020, the services and software have not been completed.

8.	Concentrations

The Company’s revenues were concentrated among two customers for the three months ended May 31, 2020, and three customers for the three months ended May 31, 2019:

Customer	Three Months Ended May 31, 2020

1	31%
2	18%

Customer	Three Months Ended May 31, 2019

1	34%
2	16%
3	8%

The Company’s receivables were concentrated among four customers as of May 31, 2020, and three customers as of May 31, 2019:

Customer	May 31, 2020

1	13%
2	12%
3	11%
4	11%

Customer	May 31, 2019

1	21%
2	14%
3	11%

9.	Subsequent Events
a)	On May 20, 2020, the Company entered into a promissory note agreement with the Dr. Stefan Kiesz for $25,000, which bears interest of 10% annually. Any remaining principal and accrued interest is due and payable on May 20, 2021. Subsequently, the Company received the proceeds of the note on June 10, 2020.
b)	On May 27, 2020, the Company entered into a promissory note agreement with the U.S. Small Business Association for $77,500, which bears interest of 3.75% annually. Any remaining principal and accrued interest is due and payable on May 20, 2050. Subsequently, the Company received the proceeds of the note on June 1, 2020.
F-13

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

Results of Operations: For the 3 months ended May 31, 2020 and May 31, 2019

Revenues

Our revenues for the 3-month period ended May 31, 2020 and 2019 were $248,632 and 357,875, respectively, reflecting decreased revenues of $109,243. The $109,243 of decreased revenues is primarily attributable to the effect of the slowdown in economic activity by our customers due to the global Covid 19 pandemic and lockdown declared in South Africa during this period.

14

Net Loss/Profit

We had a net loss of $42,113 and a net loss of $17,373 for the 3-months ended May 31, 2020 and 2019, respectively, reflecting an increase of $24,740, which is primarily attributable to the economic slowdown by our customers due to the global Covid 19 pandemic and lockdown in South Africa during this period.

Operating Expenses

We incurred total operating expenses of $219,544 and $252,624, respectively, for the 3-month period ended May 31 2020 and 2019, reflecting a $33,080 decrease of total operating expenses for the 3 months ended November 30, 2018, which is attributable to cost of sales and other expenses that were reduced as a result of the global Covid 19 pandemic and lockdown in South Africa during this period.

Liquidity and Capital Resources

We had working capital of $12,329 on May 31, 2020 and working capital of $39,440 at our fiscal year ended February 29, 2020, representing a decrease of $27,111 working capital.

Our net cash used in operating activities was $76,400 for the 3 months ended May 31, 2020 compared to $394,841 at our fiscal year ended February 29, 2020, representing a $318,441 decrease in cash used in operating activities of $42,113 cash flows used in operating activities.

Our net cash used in investing activities were $1,600 and $8,052, respectively, for 3 months ended May 31, 2020 and our fiscal year ended February 29, 2020, reflecting a $6.452 in net cash used in investing activities.

Our net cash provided by financing activities was $2,734 for the 3-month period ended May 31, 2020 compared to $1,551 for the fiscal year ended February 29, 2020, reflecting an increase of $1,183 in financing activities.

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

15

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

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2020

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
17