Form 10-Q
period 2020-08-31
UPAY
filed 2020-11-03
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

The Company had 23,255,310 shares outstanding as of November 3, 2020

F-2

Item 1. Financial Statements

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2020	February 29, 2020
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$284,253	$287,425
Accounts receivable, net of allowance	51,970	94,992
Prepaid expenses and other current assets	4,228	3,437

Total Current Assets	340,451	385,854

Equity Method Investment (Note 3)	19,363	—
Property and Equipment, Net (Note 4)	116,711	136,868
Right-of-use Assets, Net (Note 5)	27,769	37,487

Total Assets	$504,294	$560,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$299,418	$329,294
Note payable (Notes 6(a) and (b))	26,520	—
Taxes payable	5,023	5,365
Current portion of lease liabilities (Note 7)	8,733	11,755

Total Current Liabilities	339,694	346,414

Non-Current Liabilities

Lease Liabilities (Note 7)	20,598	26,810
Note Payable (Note 6(b))	76,280	—

Total Liabilities	436,572	373,224

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,255,310 shares issued and outstanding	23,255	23,255
Additional Paid-in Capital	393,142	393,142
Accumulated Deficit	(317,314)	(203,117)
Accumulated Other Comprehensive Loss	(31,361)	(26,295)

Total Stockholders’ Equity	67,722	186,985

Total Liabilities and Stockholders’ Equity	$504,294	$560,209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2020	2019	2020	2019

Revenue	$195,346	$322,972	$443,978	$680,847
Cost of Revenue	(58,925)	(80,482)	(129,901)	(167,993)

Gross Profit	136,421	242,490	314,077	512,854

Expenses

Amortization of right-of-use assets (Note 5)	2,321	2,757	4,555	5,427
Depreciation (Note 4)	421	11,006	21,900	22,002
General and administrative	203,447	236,660	399,278	475,531

Total Expenses	206,189	250,423	425,733	502,960

Income (Loss) Before Other Income (Expenses) and Income Taxes	(69,768)	(7,933)	(111,656)	9,894

Other Income (Expenses)

Interest income	553	1,782	1,269	3,955
Interest expense	(2,232)	(1,697)	(3,173)	(4,237)
Loss on equity method investment (Note 3)	(637)	—	(637)	—

Income (Loss) Before Income Taxes	(72,084)	(7,848)	(114,197)	9,612

Provision for income taxes	—	—	—	—

Net Income (Loss)	(72,084)	(7,848)	(114,197)	9,612

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(6,196)	(1,464)	(5,066)	786

Comprehensive Income (Loss)	$(78,280)	$(9,312)	$(119,263)	$10,398

Net Loss Per Share – Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss Per Share – Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average Common Shares Outstanding – Basic	23,255,310	26,030,310	23,255,310	26,020,446
Weighted-average Common Shares Outstanding – Diluted	23,255,310	26,030,310	23,255,310	26,020,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreement	15,000	15	3,735	—	—	3,750

Net Income	—	—	—	9,612	—	9,612

Foreign currency translation adjustments	—	—	—	—	786	786

Balance – August 31, 2019	26,030,310	$26,030	$390,367	$(172,803)	$(22,054)	$221,540

Balance – February 29, 2020	23,255,310	$23,255	$393,142	$(203,117)	$(26,295)	$186,985

Net loss	—	—	—	(114,197)	—	(114,197)

Foreign currency translation adjustments	—	—	—	—	(5,066)	(5,066)

Balance – August 31, 2020	23,255,310	$23,255	$393,142	$(317,314)	$(31,361)	$67,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six months Ended August 31, 2020	Six months Ended August 31, 2019

Cash Flows from Operating Activities

Net Income (Loss)	$(114,197)	$9,612

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of right-of-use assets	4,555	5,427
Depreciation	21,900	22,002
Loss on equity method investment	637	—
Stock-based compensation	—	3,750

Changes in operating assets and liabilities:
Accounts receivable	43,022	22,718
Prepaid expenses and other current assets	(791)	2,299
Accounts payable	(31,506)	(457,411)
Accrued expenses	1,288	—
Net lease liabilities	(155)	627

Net Cash Used in Operating Activities	(75,247)	(390,976)

Cash Flows from Investing Activities

Purchase of property and equipment	(1,855)	(730)
Cash paid for purchase of shares	(20,000)	—

Net Cash Used in Investing Activities	(21,855)	(730)

Cash Flows from Financing Activities

Proceeds from sale of stock	—	10,000
Proceeds from promissory notes	102,800	—
Repayment of lease liabilities	(5,575)	(4,135)

Net Cash Provided by Financing Activities	97,225	5,865

Effect of Exchange Rate Changes on Cash	(3,295)	786

Change in Cash and Cash Equivalents	(3,172)	(385,055)

Cash and Cash Equivalents - Beginning of Period	287,425	691,217

Cash and Cash Equivalents - End of Period	$284,253	$306,162

Supplemental Disclosures of Cash Flow Information:

Interest paid	$3,173	$4,237
Income taxes paid	$—	$3,347

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2020, have been omitted.

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

As at August 31, 2020, the Company has recognized an allowance for doubtful accounts of $469 (February 29, 2020 - $7,133).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at August 31, 2020, and February 29, 2020.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at August 31, 2020, and February 29, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and taxes payable. There were no transfers into or out of “Level 3” during the six months ended August 31, 2020, or 2019. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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
F-10

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2020, and 2019, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2020, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Equity Method Investment

On June 10, 2020, the Company purchased 20,000,000 shares of Miway Finance Inc. (“Miway”) at $0.001 per share for a purchase price of $20,000, which comprises approximately 48.66% of Miway’s issued and outstanding shares of common stock.

	Ownership interest	$

Carrying cost at date of acquisition, June 10, 2020	48.66%	20,000
Equity losses in Miway	—	(637)

Net carrying value, August 31, 2020	—	19,363
4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2020 Net Carrying Value	February 29, 2020 Net Carrying Value

IT equipment	$7,330	$(5,214)	$2,116	$1,942
Furniture and fixtures	7,263	(4,533)	2,730	3,563
Office equipment	3,800	(2,380)	1,420	1,923
Computer software	206,000	(95,555)	110,445	129,440

Total	$224,393	$(107,682)	$116,711	$136,868

During the six months ended August 31, 2020, the Company recorded depreciation expense of $21,900 (2019 - $22,002).

During the six months ended August 31, 2020, the Company acquired computer software of $1,855.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	August 31, 2020 Net Carrying Value	February 29, 2020 Net Carrying Value

Right-of-use building (operating lease)	$—	$—	$—	$2,767
Right-of-use vehicles (finance lease)	47,359	(19,590)	27,769	34,720

Total	$47,359	$(19,590)	$27,769	$37,487

During the six months ended August 31, 2020, the Company recorded rent expense of $2,443 related to Company’s right-of-use building and amortization expense of $4,555 (2019 - $5,427) related to the Company’s right-of-use vehicles.

6.	Notes Payable
a)	On May 20, 2020, the Company entered into a promissory note with the third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matures on May 20, 2021. As at August 31, 2020, the Company has recognized accrued interest of $562, which is included in accounts payable and accrued liabilities.
b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Installment payments, including principal and interest of $380 per month will begin 12 months from the date of the promissory note. As at August 31,2020, the Company has recognized accrued interest of $727, which is included in accounts payable and accrued liabilities.
F-13

7.	Lease Liabilities

On April 11, 2018, the Company renewed its lease agreement for office space in South Africa, and increased the amount of office space leased. The term of the renewal agreement was for two years commencing May 1, 2018. The monthly base rate was $1,245 (R21,595) in the first year and increased to $1,341 (R23,264) in the second year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 10.25% per annum. On April 30, 2020, the lease expired and the Company and the landlord agreed to continue on a month to month rental basis.

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $384 (R6,658) and $545 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the six months ended August 31, 2020, the Company paid a total of $2,787 in principal payments on the two motor vehicle leases.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2020:

Years ending February 28:	Vehicle Leases

2021	$5,797
2022	11,591
2023	11,591
2024	5,732

Net minimum lease payments	34,711
Less: amount representing interest payments	(5,380)

Present value of net minimum lease payments	29,331
Less: current portion	(8,733)

Long-term portion	$20,598
8.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2020	2,020,000	3.50

Issued	—	—
Expired	(20,000)	0.40

Balance, August 31, 2020	2,000,000	3.50

* On November 19, 2019, the Company extended the expiry date of 2,000,000 warrants, which originally had an expiry date of December 5, 2018. The amended warrants have an exercise price of $3.50 and expire on December 6, 2020. The Company estimated the fair value of the modified warrants using the Black-Scholes option pricing model, and determined that the incremental fair value of the modification was immaterial.

The following table summarizes information about warrants outstanding and exercisable at August 31, 2020:

Exercise price	Expiry	Warrants	Weighted average remaining contracted life
$	date	outstanding	(years)

3.50	December 6, 2020	2,000,000	0.27
F-14

9.	Commitments

On February 1, 2020, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year and the monthly base rate is $920, with the first month provided at no cost. Lease expense related to this office space for the six months ended August 31, 2020, was $2,763. The Company paid a deposit of $920, which is included in prepaid expenses and other current assets.

On April 30, 2020 a lease agreement for renting office space in South Africa expired. Although a new agreement has yet to be determined, the Company decided to continue renting the office space on a month to month basis, at a rate of $1,370 (R23,767) per month.

As of August 31, 2020, the future lease commitments are as follows:

Years ending February 28:	Operating Lease Commitments

2021	$4,475

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of August 31, 2020, the services and software have not been completed.

10.	Concentrations

The Company’s revenues were concentrated among two customers for the six months ended August 31, 2020, and three customers for the six months ended August 31, 2019:

Customer	Six months Ended August 31, 2020

1	31%
2	11%

Customer	Six months Ended August 31, 2019

1	37%
2	17%
3	9%

The Company’s receivables were concentrated among four customers as at August 31, 2020, and three customers as at August 31, 2019:

Customer	August 31, 2020

1	20%
2	15%
3	11%
4	9%

Customer	August 31, 2019

1	26%
2	13%
3	12%
F-15

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
16

Going Concern

Results of Operations: For the 3 months ended August 31, 2020 and August 31, 2019

Revenues

Our revenues for the 3-month period ended August 31, 2020 and 2019 were $195,346 and $322,972, respectively, reflecting decreased revenues of $127,626. The $127,626 of decreased revenues is primarily attributable to the decrease in transactional revenue, due to the Covid 19 pandemic.

Net Loss/Profit

We had a net loss of $72,084 and a net loss of $7,848 for the 3-months ended August 31, 2020 and 2019, respectively, reflecting an increased net loss of $64,236, which is primarily attributable to the decrease in transactional revenue, due to the Covid 19 pandemic.

Expenses

We incurred total expenses of $206,189 and $250,423, respectively, for the 3-month period ended August 31, 2020 and 2019, reflecting decreased expenses of 44,234, which is primarily attributable to decreased cost of sales, due to lower transaction volumes.

Results of Operations: For the 6 months ended August 31, 2020 and August 31, 2019

Revenues

Our revenues for the 6-month period ended August 31, 2020 and 2019 were $443,978 and $680,847 , respectively, reflecting decreased revenues of $236,869. The decreased revenues of $236,869 is primarily attributable to the decrease in transactional revenue, due to the Covid 19 pandemic.

Net Loss/Profit

We had a net loss of $114,197 and a net profit of $9,612 for the 6-months ended August 31, 2020 and 2019, respectively, reflecting an increased net loss of $123,809, which is primarily attributable to the decrease in transactional revenue, due to the Covid 19 pandemic.

Expenses

We incurred total expenses of $425,733 and $502,960, respectively, for the 6-month period ended August 31, 2020 and 2019, reflecting decreased expenses of 77,227, which is primarily attributable to decreased cost of sales, due to lower transaction volumes.

Liquidity and Capital Resources

We had working capital of $757 on August 31, 2020 and working capital of $39,440 at our fiscal year end of February 29, 2020, representing decreased working capital of $39,440.

Our net cash used in operating activities was $(75,247) and $(390,976) for the 6 months ended August 31, 2020 and 2019 reflecting decreased net cash used in operating activities of $315,729.

Our net cash used in investing activities were $(21,855) and $(730), respectively, for the 6 months ended August 31, 2020 and 2019, reflecting increased net cash used in investing activities of $21,125 in net cash used in investing activities.

Our net cash provided by financing activities was $97,225 and $5,865 for the 6-month period ended August 31, 2020 and 2019, respectively, reflecting an increase of $91,360 in net cash provided by financing activities.

Off-Balance sheet arrangements

None.

17

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

18

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

Date: November 3, 2020

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
19