Form 10-Q
period 2020-11-30
UPAY
filed 2021-01-14
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

The Company has 23,255,310 shares outstanding as of January 14, 2021.

TABLE OF CONTENTS

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2020	February 29, 2020
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$361,608	$287,425
Accounts receivable, net of allowance	61,917	94,992
Prepaid expenses and other current assets	3,492	3,437

Total Current Assets	427,017	385,854

Equity Method Investment (Note 3)	19,078	—
Property and Equipment, Net (Note 4)	107,424	136,868
Right-of-use Assets, Net (Note 5)	27,727	37,487

Total Assets	$581,246	$560,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$391,420	$329,294
Taxes payable	5,482	5,365
Current portion of notes payable (Note 6)	25,000	—
Current portion of lease liabilities (Note 7)	9,805	11,755

Total Current Liabilities	431,707	346,414

Non-Current Liabilities

Lease Liabilities (Note 7)	19,935	26,810
Notes Payable (Note 6)	77,800	—

Total Liabilities	529,442	373,224

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,255,310 shares issued and outstanding	23,255	23,255
Additional Paid-in Capital	393,142	393,142
Accumulated Deficit	(336,485)	(203,117)
Accumulated Other Comprehensive Loss	(28,108)	(26,295)

Total Stockholders’ Equity	51,804	186,985

Total Liabilities and Stockholders’ Equity	$581,246	$560,209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019

Revenue	$289,662	$340,589	$733,640	$1,021,436
Cost of Revenue	(71,769)	(88,667)	(201,670)	(256,660)

Gross Profit	217,893	251,922	531,970	764,776

Expenses

Amortization of right-of-use assets (Note 5)	2,437	2,701	6,992	8,128
Depreciation (Note 4)	11,032	11,032	32,932	33,034
General and administrative	221,590	218,585	620,868	694,116

Total Expenses	235,059	232,318	660,792	735,278

Income (Loss) Before Other Income (Expenses) and Income Taxes	(17,166)	19,604	(128,822)	29,498

Other Income (Expenses)

Interest income	528	1,849	1,797	5,804
Interest expense	(2,248)	(1,487)	(5,421)	(5,724)
Loss on equity method investment (Note 3)	(285)	—	(922)	—

Income (Loss) Before Income Taxes	(19,171)	19,966	(133,368)	29,578

Provision for income taxes	—	—	—	—

Net Income (Loss)	(19,171)	19,966	(133,368)	29,578

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	3,253	92	(1,813)	878

Comprehensive Income (Loss)	$(15,918)	$20,058	$(135,181)	$30,456

Net Income (Loss) Per Share – Basic	$(0.00)	$0.00	$(0.01)	$0.00)
Net income (Loss) Per Share – Diluted	$(0.00)	$0.00	$(0.01)	$0.00)
Weighted-average Common Shares Outstanding – Basic	23,255,310	24,494,046	23,255,310	25,515,346
Weighted-average Common Shares Outstanding – Diluted	23,255,310	24,494,046	23,255,310	25,515,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance – February 28, 2019	25,975,310	$25,975	$376,672	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreement	15,000	15	3,735	—	—	3,750

Return and cancellation of common stock	(2,775,000)	(2,775)	2,775	—	—	—

Net income	—	—	—	29,578	—	29,578

Foreign currency translation adjustments	—	—	—	—	878	878

Balance – November 30, 2019	23,255,310	$23,255	$393,142	$(152,837)	$(21,962)	$241,598

Balance – February 29, 2020	23,255,310	$23,255	$393,142	$(203,117)	$(26,295)	$186,985

Net loss	—	—	—	(133,368)	—	(133,368)

Foreign currency translation adjustments	—	—	—	—	(1,813)	(1,813)

Balance – November 30, 2020	23,255,310	$23,255	$393,142	$(336,485)	$(28,108)	$51,804

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended November 30, 2020	Nine Months Ended November 30, 2019

Cash Flows from Operating Activities

Net Income (Loss)	$(133,368)	$29,578

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of right-of-use assets	6,992	8,128
Depreciation	32,932	33,034
Loss on equity method investment	922	—
Stock-based compensation	—	3,750

Changes in operating assets and liabilities:
Accounts receivable	33,075	6,944
Prepaid expenses and other current assets	(55)	239
Accounts payable	59,603	(445,203)
Accrued expenses	2,640	—
Net lease liabilities	(155)	368

Net Cash Provided by (Used in) Operating Activities	2,586	(363,162)

Cash Flows from Investing Activities

Purchase of property and equipment	(3,420)	(730)
Cash paid for purchase of shares	(20,000)	—

Net Cash Used in Investing Activities	(23,420)	(730)

Cash Flows from Financing Activities

Proceeds from sale of stock	—	10,000
Proceeds from promissory notes	102,800	—
Repayment of lease liabilities	(8,556)	(6,259)

Net Cash Provided by Financing Activities	94,244	3,741

Effect of Exchange Rate Changes on Cash	773	786

Change in Cash and Cash Equivalents	74,183	(359,365)

Cash and Cash Equivalents - Beginning of Period	287,425	691,217

Cash and Cash Equivalents - End of Period	$361,608	$331,852

Supplemental Disclosures of Cash Flow Information:

Interest paid	$5,421	$5,724
Income taxes paid	$—	$3,347

Non-cash Investing and Financing Activities:

Return and cancellation of common stock	$—	$2,775

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company and its subsidiary Rent Pay. All significant intercompany transactions and accounts have been eliminated in consolidation.

b)	Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end February 29, 2020, have been omitted.

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

As at November 30, 2020, the Company has recognized an allowance for doubtful accounts of $1,802 (February 29, 2020 - $7,133).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at November 30, 2020, and February 29, 2020.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at November 30, 2020, and February 29, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the nine months ended November 30, 2020, or 2019. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at November 30, 2020, and 2019, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2020, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Equity Method Investment

On June 10, 2020, the Company purchased 20,000,000 shares of Miway Finance Inc. (“Miway”) at $0.001 per share for a purchase price of $20,000, which comprises approximately 48.66% of Miway’s issued and outstanding shares of common stock.

	Ownership Interest	$

Carrying cost at date of acquisition, June 10, 2020	48.66%	20,000
Equity losses in Miway	—	(922)

Net carrying value, November 30, 2020	48.66%	19,078
4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2020 Net Carrying Value	February 29, 2020 Net Carrying Value

IT equipment	$9,089	$(5,904)	$3,185	$1,942
Furniture and fixtures	7,929	(5,279)	2,650	3,563
Office equipment	4,254	(2,810)	1,444	1,923
Computer software	206,000	(105,855)	100,145	129,440

Total	$227,272	$(119,848)	$107,424	$136,868

During the nine months ended November 30, 2020, the Company recorded depreciation expense of $32,932 (2019 - $33,034).

During the nine months ended November 30, 2020, the Company acquired computer equipment of $1,820 and computer software of $1,600.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	November 30, 2020 Net Carrying Value	February 29, 2020 Net Carrying Value

Right-of-use building (operating lease)	$—	$—	$—	$2,767
Right-of-use vehicles (finance lease)	51,695	(23,968)	27,727	34,720

Total	$51,695	$(23,968)	$27,727	$37,487

During the nine months ended November 30, 2020, the Company recorded rent expense of $2,443 related to Company’s right-of-use building and amortization expense of $6,992 (2019 - $8,128) related to the Company’s right-of-use vehicles.

6.	Notes Payable
a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matures on May 20, 2021. As at November 30, 2020, the Company has recognized accrued interest of $1,185, which is included in accounts payable and accrued liabilities.
b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at November 30,2020, the Company has recognized accrued interest of $1,455, which is included in accounts payable and accrued liabilities.
F-11

7.	Lease Liabilities

On April 11, 2018, the Company renewed its lease agreement for office space in South Africa and increased the amount of office space leased. The term of the renewal agreement was for two years commencing May 1, 2018. The monthly base rate was $1,413 (R21,595) in the first year and increased to $1,522 (R23,264) in the second year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 10.25% per annum. On April 30, 2020, the lease expired and the Company and the landlord agreed to continue on a month-to-month rental basis.

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $436 (R6,658) and $619 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the nine months ended November 30, 2020, the Company paid a total of $8,556 in principal and interest payments on the two motor vehicle leases.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2020:

Years ending February 28:	Vehicle Leases

2021	$3,163
2022	12,653
2023	12,653
2024	6,257

Net minimum lease payments	34,726
Less: amount representing interest payments	(4,986)

Present value of net minimum lease payments	29,740
Less: current portion	(9,805)

Long-term portion	$19,935
8.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2020	2,020,000	3.50

Issued	—	—
Expired	(20,000)	0.40

Balance, November 30, 2020	2,000,000	3.50

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

The following table summarizes information about warrants outstanding and exercisable at November 30, 2020:

Exercise price	Expiry	Warrants		Weighted average remaining contracted life
$	date	outstanding		(years)

3.50	December 6, 2020	2,000,000	*	0.02

* Expired subsequently

9.	Commitments

On February 1, 2020, the Company entered into a lease agreement for renting office space in Dallas, Texas. The term of the lease is for one year and the monthly base rate is $920, with the first month provided at no cost. Lease expense related to this office space for the nine months ended November 30, 2020, was $6,688. The Company paid a deposit of $920, which is included in prepaid expenses and other current assets.

On April 30, 2020, a lease agreement for renting office space in South Africa expired. Although a new agreement has yet to be determined, the Company decided to continue renting the office space on a month-to-month basis, at a rate of $1,555 (R23,767) per month.

As of November 30, 2020, the future lease commitments are as follows:

Years ending February 28:	Operating Lease Commitments

2021	$1,840

On January 18, 2016, the Company entered into a Software Services Agreement whereby a company will provide services to develop software in consideration for 1,800,000 restricted shares of common stock to be issued within ten days of the completion of the software development. As of November 30, 2020, the services and software have not been completed.

10.	Concentrations

The Company’s revenues were concentrated among three customers for the nine months ended November 30, 2020, and three customers for the nine months ended November 30, 2019:

Customer	Nine Months Ended November 30, 2020

1	30%
2	12%
3	11%

Customer	Nine Months Ended November 30, 2019

1	38%
2	18%
3	7%

The Company’s receivables were concentrated among four customers as at November 30, 2020, and three customers as at November 30, 2019:

Customer	November 30, 2020

1	19%
2	14%
3	12%
4	10%

Customer	November 30, 2019

1	32%
2	12%
3	10%

11.	Subsequent Event

Subsequent to November 30, 2020, a total of 2,000,000 warrants with an exercise price of $3.50 expired unexercised.

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

14

Covid-19

The Covid-19 Pandemic has and continues to have a material impact upon our business and results of operations, as follows:

COVID-19 RELATED RISKS

The outbreak of the coronavirus may negatively impact sourcing and manufacturing of our products that we sell as well as consumer spending, which could adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our supply chain.

The worldwide outbreak of corona virus could adversely affect our business, results of operations and financial condition. The coronavirus outbreak may materially impact sourcing and manufacturing of our products in other countries and materials for our products that are sourced in other countries by overseas manufacturers and in other affected regions. Travel within and into other overseas countries may be restricted, which may impact our manufacturers’ ability to obtain necessary materials and inhibit travel of manufacturers and material suppliers. Additionally, there are potential factory closures, inability to obtain materials, disruptions in the supply chain and potential disruption of transportation of goods produced other countries adversely impacted by the coronavirus outbreak, or threat or perceived threat of such outbreak. As a result, these conditions could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our customers.

Further, such risks as described above could also adversely affect our customers’ financial condition, resulting in reduced consumer spending for our products and services we sell. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

Results of Operations: For the 3 months ended November 30, 2020 and November 30, 2019

Revenues

Our revenues for the 3-month period ended November 30, 2020 and 2019 were $289,662 and $340,589, respectively, reflecting decreased revenues of $50,927. The $50,927 of decreased revenues is primarily attributable to the impact that the Covid19 pandemic had on the economy and the reduction of transactional revenue as a result.

15

Net Loss/Profit

We had a net loss of $(15,918) and a net profit of $20,058 for the 3-months ended November 30, 2020 and 2019, respectively, reflecting a decrease of $35,976, which is primarily attributable to a decrease in revenue, due to the impact that the Covid19 pandemic had on the economy and the reduction of transactional revenue as a result. .

Operating Expenses

We incurred total operating expenses of $235,059 and $232,318, respectively, for the 3-month period ended November 30, 2020 and 2019, reflecting a $2,741 increase of total operating expenses for the 3 months ended November 30, 2020, which is attributable to a $3,005 increase in general administration expenses pertaining to our US operations.

Results of Operations: For the 9 months ended November 30, 2020 and November 30, 2019

Revenues

Our revenues for the 9-month period ended November 30, 2020 and 2019 were $733,640 and $1,021,436 respectively, reflecting decreased revenues of $287,796, which is primarily attributable to the impact that the Covid19 pandemic had on the economy and the corresponding reduction of transactional revenues.t.

Net Loss

We had a comprehensive .net loss of $(133,368) and a comprehensive net profit of $29,578 for the 9-months ended November 30, 2020 and 2019, respectively, reflecting a $162,946 decrease in our earnings, which is primarily attributable to a decrease in revenues, due to the impact that the Covid19 pandemic had on the economy and the corresponding reduction of transactional revenues.

Operating Expenses

We incurred total operating expenses of $660,792 and $735,278, respectively, for the 9-month period ended November 30, 2020 and November 30, 2019, reflecting a $74,486 decrease for the 9 months ended November 30, 2019, which is primarily attributable to reduced cost of sales due to less transactions being processed as a result of the Covid19 pandemic

Liquidity and Capital Resources

We had working capital of $(4,690) at November 30, 2020 and working capital of $39,440 at our fiscal year ended February 28, 2020, representing a decrease of $44,130 in working capital.

Our net cash used in operating activities was $2,586 for the 9 months ended November 30, 2020 compared to $(363,162) for the 9 months ended November 30, 2019, representing a decreased cash used in operating activities of $365,748 cash flows used in operating activities.

Our net cash used in investing activities were $(23,420) and $(730), respectively, for the nine months ended November 30, 2020 and 2019, reflecting an increase in net cash used in investing activities of $22,690.

Our net cash provided by financing activities was $94,244 for the 9-month period ended November 30, 2020 compared to $3,741 for the nine months ended November 30, 2019, reflecting a $90,503 increase in financing activities.

Off-Balance sheet arrangements

None.

16

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

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide risk factors; however, we have disclosed in footnote 1 to our financial statements on page F-1 that we are and have been subject to Covid-19 risks.

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

Date: January 14, 2021

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
18