Form 10-K
period 2021-02-28
UPAY
filed 2021-06-23
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2021

or

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

As of June 23, 2021, there were 24,281,878 shares outstanding.

2

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

As of December 31, 2020, the industry data for the year, ending December 31, 2019 estimates the unsecured credit and short-term credit market in South Africa, to be around US$ 5.35billion (conversion rate as of December 31, 2020) (78.6-billion-rands in South Africa) for that year https://www.ncr.org.za/documents/CCMR/CCMR%202020Q4.pdf

Our Mission

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

Recent Developments

(a)

We have previously Embarked on a Proof of Concept, web development project with LEWFIN AMERICA for their operations in Texas. We have a December 12, 2018 titled “Proof of Concept (“POC”) to Supply and Develop Software Systems Agreement” with LEWFIN AMERICA LLC to develop an online lending website for them and to further customize and develop our loan management system to the industry needs and the needs of LEWFIN in Texas. The POC would run for a period of 12 months and expire on January 7, 2020, however, we decided to continue with the agreement on a month to month basis because the input and feedback received from the LEWFIN group has been valuable. LEWFIN has since gone live with some of their branches on our software system. In exchange for the industry knowledge and input supplied by LEWFIN during this POC, UPAY will continue to make the website and loan management system available to LEWFIN free of charge on a month to month basis, following the expiration of the POC period. All new development and customization will remain our sole property. We plan to renegotiate with LEWFIN the terms of our arrangement with them, including LEWFIN’S paying for services rendered, including software rental, transaction fees and software development. We have also engaged with Alemán Financial Services, to design a new loan website. Alemán Financial Services is a licensed bonded and registered Credit Service Organization based in San Antonia, Texas.

3

(b)	Completed software integrations with, two US payment systems, namely Loan Payment Pro and Repay. We also integrated with a US credit bureau, Factor Trust, Clarity, and a Global document verifying company, Decision Logic. We completed integrations with Payliance, a payment system, Dot818 and Lead Envy who are lead providers in the US. We have also signed a Master Services Agreement with Yodlee, a Global bank account and transaction verification company in order to integrate their services to access consumer bank account information for customers and to make better credit decisions.

(c)	Due to the cumbersome process and the difficulties and delays experienced by some new UPAY clients, during the course of their company registrations, including regulator registrations, opening of bank accounts and opening accounts with various third party vendors, UPAY explored the opportunity to look at easier ways to assist new clients with these registrations and to help facilitate the process on behalf of potential new clients. We believe that a group model would address the cumbersome and lengthy application processes of new clients to assist smaller lenders in accessing the credit market and to minimize the risk and compliance issues.

With such a model, investors or businesses looking to enter the credit industry could theoretically easily join an existing group that already complies with the regulators and has other registrations in place, in its own capacity and in this way allow investors to access the existing infrastructure of the group to gain access to the consumer lending market much faster and with the guidance and know-how of the group, with the existing registrations and relationships of the group already in place.

Our Board of Directors approved the adoption of such a group business as separate structure and independent business to our existing business.

MiWay Finance, Inc. was incorporated in Texas on May 26, 2020. On June 10, 2020, UPAY entered into a Stock Purchase agreement with MiWay Finance, Inc whereby UPAY acquired 20,000,000 (Twenty Million) shares in MiWay Finance, Inc in exchange for an investment of $20,000 (twenty thousand dollars). This investment represents 48.66% of the shareholding currently held in MiWay Finance Inc. MiWay Finance will run separate and independent from us but use our software, services and integrations exclusively, for all its clients. MiWay Finance will sign a Service Level Agreement with UPAY for services to be rendered, with agreed level of service and fees.

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

4

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

6.	Development Service Fee & Staff Services

We offer custom software development and general administration staff services to customers, where we agree with our clients for development or administration services to be offered on a monthly basis.

US Business Operation:

We are a holding company for our South African and US operations. We have launched our US based software as a Proof of Concept with one lender first and are in the process of onboarding a second lender and also the MiWay Finance group, of which we are also a shareholder.

Our developers continue their work on the continuous regulatory changes necessary and the further development needed, to customize our system for the US environment, for the State of Texas. We are currently able to provide our web-based client and loan administration software platform and our custom loan websites to registered lenders in Texas; thereafter, contingent upon adequate financing, we will offer our software to additional states once further customization of our software for these states have been completed. We are currently working on websites for Alemán Financial Services and MiWay Finance and to integrate those lending websites with our Loan Management Software.

We provide a cloud-based loan origination software system, fully compliant with all applicable state and federal legislation and we enable our customers to grant loans, sell products, offer monthly subscription products on terms, all within our software system. Our software platform features integrated third-party service providers such as registered payment gateways, credit bureaus, two-way texting, credit protection insurance and credit decision-making platforms in the US. We will also continue to develop tailor-made web sites for our customers that are fully integrated with our system.

Planned products and services in the USA

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we lease to our customers on a monthly basis. Our customers use this platform to manage their businesses, clients and processes.

2.	Theme Studio Business Online

Customized websites that we develop for our customers. These websites are fully integrated with our ACPAS system that provides our customers with a public platform to interact and transact with their clients daily.

3.	Credit Inquiries

We will aim to be a reseller of credit bureau products or screening products. We provide our customers with the functionality within the ACPAS software system to do consumer credit inquiries on consumers, in order to make informed credit decisions about whether or not to grant credit to an applicant. We buy these credit inquiries in bulk from the credit bureau and resell the transactions to our customers at a markup price or charge an integration or transaction handling fee.

5

4.	Credit Protection Insurance

We also plan to act as an agent for a registered insurance company and to provide our customers with functionality within the ACPAS software system that will enable our customers to sell credit protection insurance to consumers when taking out credit. We should receive monthly commission on insurance sales generated through our system.

5.	ACPAS Transaction fee

We will invoice our customers per transaction, for the volume of transactions effected within the ACPAS system during each month. A transaction fee is added with any agreement/loan made on the system and is affected with all receipts made on the system during this period.

6.	Debit order transaction fees

In the US, in some states, we plan to charge a service fee for debit order transactions that we plan to facilitate between parties. This will be a percentage-based fee that we will charge for every installment due for repayment, that we successfully collected by debit order from the bank account of a consumer for the benefit of our customers.

This service will have two billing options.

☐	Cost to Client (CTC) - The cost of the transaction is paid by the bank merchant’s client/consumer; and

☐	Cost to Merchant (CTM) - The cost of the transaction is paid by our merchant (A merchant is a registered bank merchant and in our business case, a merchant refers to the registered lender or credit access business).

7.	Development Service Fee & Staff Services

We will offer custom software development and general administration staff services to customers pursuant to a Service Level Agreement (SLA) on the price per hour for development or administration services to be offered on a monthly basis.

Revenue

In the US, we plan to charge a transaction fee for transactions between parties to facilitate credit transactions. This will be a percentage-based fee that we will charge for every installment due for repayment, that we collect by debit order from the bank account of a consumer (borrower) for the benefit of our customers (lenders).

This service will have two billing options:

☐	Cost to Client (CTC) - The cost of the transaction is paid by the consumer; and

☐	Cost to Merchant (CTM) The cost of the transaction is paid by our customer.

Planned US Revenue Segments

Item	Price
Monthly software license fee	$500
Installation and setup (one-time charge)	2,500.00
ACPAS Transaction fee (per transaction) (1)	$0.50 -1.50

*The average ACPAS volume of transactions/per month/per branch historically has been 500 transactions

(1)	Transaction Fee (CTC /CTM per successful transaction) per quote on % basis Transaction Fee (CTC /CTM per successful transaction) per quote on % basis (between 1.5% and 2.5% of transaction amount collected or a fixed fee if negotiated)

A transaction is calculated when a loan is created on our ACPAS platform but effected when a payment is receipted on our ACPAS platform on that agreement.

We will also provide custom website development services on a per quote basis.

Description	South Africa Revenue Segment
ACPAS - Monthly License Fee	$43.23
ACPAS Installation and Setup fee (One-time charge)	$79.80
Transaction Fee (Ave CTC /CTM per successful transaction)	2.55%
Ave volume of transactions/per month/per branch	500
Commission on insurance	Variable
6

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

Since August 2017, we have regularly posted videos and digital media files each month to continuously attract viewers and continue to do so.

We plan to also become members of OLA (Online lenders Alliance) and the CFSA (Community Financial Services Association of America) once adequate funding is available to establish contact with lenders within our target market and enable us to market our products and services through their network as well.

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

Raw Materials

We do not use raw materials in our business.

Target Market

Our target market consists of:

☐	Online lenders;

☐	Storefronts lenders;

☐	Retail establishments

☐	Lawyers, doctors, accountants; and

☐	Athletic or other clubs that charge monthly fees
7

Reliance Upon One or a Few Customers

During our Fiscal Year 2021, 3 customers accounted for 51.93__% of our revenues business in South Africa, as follows:

FINANCE 27	28%
SOUTHERN FINANCE	11%
CREDIT PROTECTION INSURANCE	11%

Employees

We have 17 full-time employees: (a) our 2 officers, Wouter A Fouche and Jacob C Fölscher; (b) 1 project managers; (c) 1 administration manager; (d) 1 scientific programmer; (e) 5 systems engineers; and (f) 1 accounting/bookkeeping person, 2 assistants, 4 Software developers. Our scientific programmer and 5 system engineers and 3 Software developers will continue to provide support and technical assistance and modifications to our current ACPAS system and support development of future products and our current software. Most of our employees are located at our South African office working directly for the South African office, except Wouter Fouche and Desiree Fouche who are located at our Dallas Texas office.

To be Hired Employees

Contingent upon our revenues and adequate financing, we plan to hire 2 additional developers 4 sales representatives, 4 technical support staff members, 2 training consultants and 1 national sales manager in the US.

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

Competition

Our primary competitors in the US are:

•	Infinity Enterprise Lending Systems based in Invise, Nevada; and

•	Epic Loan Systems based in Fort Lauderdale, Florida.

Our primary competitors in South Africa are

•	Compuscan; and

•	Delter

Each of the above competitors sell credit related software that is sold to payday and other lenders.

Competitive Advantages

☐	We are a Cloud based system and there is no need for physical installation;

☐	For the past 9 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;

☐	South Africa has a non-paying culture as evidenced by market data.

Competitive Disadvantages

☐	Our competitors in the US and South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

☐	Apart from the POC, we have not yet commenced our operations in the US;

☐	We will have substantial development of our business and software program to adopt to the various states; and

☐	We have not tested our marketing or our product in the US.
8

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

3. Loan Application

The NCA requires credit providers to supply simple contracts that are easy to understand, in official languages and the Consumer must receive a free copy. Consumers are also entitled to a reason, on request, when the credit provider denies credit. The NCA requires credit providers to do due diligence to ensure the Consumer can afford the loan and all loans must be recorded on a register to prevent Consumers becoming over-indebted.

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

Material Agreements

Verbal Agreement with Wouter Fouche

We have a verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $9,500 for our fiscal year 2021 based upon available funds. There will also be a 13th check as an annual bonus of $9,500 per year.

Verbal Agreement with Jacob C Fölscher

We have a verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $9,500 for our fiscal year 2021 based upon available funds. There will also be a 13th check as an annual bonus of $9,500 per year. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US, if would be applicable. The monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

We plan to draw up formal written agreements with our officers soon in order to protect both the company and the officers in line with the company’s Bylaws and Code of Ethics.

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

We have a June 3, 2016 consulting agreement with Ferdinand Labuschagne to perform business advisory services in return for 300,000 restricted common stock shares that were issued and two million cashless warrants exercisable at $3.50 with an exercise period of 2 years following the effectiveness notice from the SEC, at which time the warrants will be issued. The exercise period has since expired on December 6, 2020. The 300,000 shares are subject to a Dribble Out Agreement providing that Ferdinand Labuschagne agrees not to sell during each quarter after the lock up period more than 10% of its shares then held and not more than 1,500 shares per day. The shares and the warrants are locked up for a period of 2 years following the date when the company’s shares are publicly traded. As disclosed, Ferdinand Labuschagne is Wouter A. Fouche’s brother-in-law and the consulting agreement is a related party transaction.

Software Services Agreement with Fourier Systems (Pty) Ltd

We have a January 18, 2016 Software Services Agreement with Fourier Systems (Pty) Ltd (“Fourier”), a software services company located and registered in South Africa. In the agreement, Fourier agreed to provide services to develop the software for a US Loan Administration System and a Payment Gateway System in return for 1,800,000 restricted common stock shares, 1,000,000 shares of which will be recorded in book entry at our transfer agent within 10 days of the development completion of all functionality of the Loan Administration System and 800,000 shares of which will be recorded in book entry at our transfer agent within 10 days of the development completion of the our Payment Gateway. The relationship between us the company and Fourier has since come to an end and no development on the project was performed by Fourier, rendering the agreement cancelled.

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

We have a February 5, 2021 share purchase and services agreement with James S Byrd, PA (Consultant), where the company appointed the Consultant, for a period of 18 months from the date of the agreement, to provide legal, business, strategic and other consulting services to Company to assist the Company, by providing the names of possible financing capital sources for the Company’s growth and expansion plans, assist and advise on any potential up-listing, merger or acquisition that the company may pursue in future and assist in the preparation of documents pertaining thereto. The consultant will also assist the Company in developing corporate governance practices and strategies and assist with the preparation of documents to affect corporate governance measures, including those that will be consistent with an up-listing and review, edit, and comment on Regulation A offering document and amendments prepared by the Company’s securities counsel and provide advice on US distribution agreements for the Company’s products and refer possible US distributors for its products in the US.

In consideration and exchange for the Consultant’s services and a cash investment of $30,000 by the Consultant in UPAY, the Company agreed to issue One million (1,000,000) shares of common stock in the Company to the Consultant, effective upon execution of the agreement.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

We pay monthly rent of $1,275 per month for our Grapevine, Texas office. Our office is 100 square feet and is adequate for our current needs. Our lease is for a period of 12 months and expire on 2/7/2022.

Rent Pay’s offices are located at Centurion, South Africa and comprised of 2475 square feet. The South Africa offices are composed of reception area, two boardrooms, one sales and, support floor, an administration office and 3 separate offices for management. There is also a fully fitted kitchen and entertainment area. Rent Pay pays monthly rent of $1,463 and its lease expires on 31 January 2023. The total office space currently is 2475 square feet as of 1 February 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective as of June 7, 2021, we became quoted on the OTCQB under the symbol, “UPYY”. We have no historical trading data to report.

Common Stock

As of February 28, 2021, our common stock was held by 50 stockholders of record and we had 23,269,878 shares of common stock issued and outstanding.

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
16

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 29, 2020 and February 28, 2021.

Recent Accounting Pronouncements

The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 29, 2020 and February 28, 2021.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 2021 AND 2020

Results of Operations: For the year ended February 28, 2021 and February 29, 2020

COMPARATIVE RESULTS FOR FISCAL YEARS 2020 AND 2021

Results of Operations: For the year ended February 28, 2021 and February 29, 2020

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 28, 2021 and February 29, 2020 were $1,110,397 and $1,371,625, respectively, reflecting decreased revenues of $261,228. The $261,228 decreased revenues are primarily attributable to slowdown of the economy from lockdowns due to the Covid 19 pandemic and subsequent decrease in transactional revenue in our South African business.

Net Profit/Net Loss

We had a net loss of $179,543 for the year ended February 28, 2021 and a net loss of $20,702 for the year February 29, 2020, reflecting decreased net loss of $158,841, which is primarily attributable to decrease in revenue in our South African operations. We had a working capital surplus of $8,172and $39,440 at February 28, 2021 and February 29, 2020, respectively. The $8,172 of working capital surplus in fiscal year 2020 is primarily attributable to increase in current liabilities.

Operating Expenses

We incurred total expenses of $984,390 and $1,016,563 for the years ended February 28, 2021 and February 29, 2020, respectively, reflecting a decrease of $32,173 from fiscal year 2020 to fiscal year 2021. The decrease in total expenses from the prior fiscal year is primarily attributable to our decreasing operational cost, contributing to general and administrative expenses of $929,441 from fiscal year 2021 compared to $961,620 from fiscal year 2020, representing a $32,179 decrease in general and administrative expenses.

Our net cash flows used in operating activities was $(102,547) for the year ended February 28, 2021 compared to cash flows provided by operating activities of $(394,841) for the year ended February 29, 2020, representing a decrease of $292,294.

Our net cash provided by investing activities were $(25,905) and $(8,052) for the years ended February 28, 2021 and February 29, 2020, respectively, reflecting a $17,853 increase in net cash used in investing activities. This $17,853 increase in net cash used in investing activities is primarily attributable to an investment made into MiWay Finance.

Our net cash provided by financing activities was $144,119 and $1,551 for the fiscal years ended February 28, 2021 and February 29, 2020, respectively, representing a $142,568 increase from fiscal year 2020 to fiscal year 2021.

We estimate that we will have operating costs of $1,200,000 from June 14, 2021 to the remainder of fiscal year 2021 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $140,000 over the next 12 months from June 2021 to June 2022 including the following estimated expenditures:

Description	$ Amount
Rent	$2900
Phone	$1000
IT	$600
Legal fees	$3500
Salaries	$50000
SEC reporting	$6000

These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $57,100 as of June 14, 2021 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of UPAY, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UPAY, Inc. (the Company) as of February 28, 2021 and February 29, 2020, and the related consolidated statements of operations and comprehensive loss, consolidated statement of stockholders’ equity and accumulated other comprehensive loss, and cash flows for each of the years in the two-year period ended February 28, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to net loss during the year as well as having negative cash flows from operations during the year ended February 28, 2021.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenue and expenses, which are difficult to substantiate.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

Houston, TX

June 23, 2021

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2021	February 29, 2020

ASSETS

Current Assets

Cash and cash equivalents	$307,949	$287,425
Accounts receivable, net of allowance	106,318	94,992
Prepaid expenses and other current assets	5,052	3,437

Total Current Assets	419,319	385,854

Equity Method Investment (Note 3)	16,638	—
Property and Equipment, Net (Note 4)	98,725	136,868
Right-of-use Assets, Net (Note 5)	92,803	37,487

Total Assets	$627,485	$560,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$356,493	$329,294
Taxes payable	5,647	5,365
Current portion of notes payable (Note 6)	25,000	—
Current portion of lease liabilities (Note 7)	24,007	11,755

Total Current Liabilities	411,147	346,414

Non-Current Liabilities

Lease Liabilities (Note 7)	71,458	26,810
Notes Payable (Note 6)	77,800	—

Total Liabilities	560,405	373,224

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 23,269,878 shares and 23,255,310 shares issued and outstanding, respectively	23,270	23,255
Additional Paid-in Capital	398,227	393,142
Common Stock Subscribed	51,977	—
Accumulated Deficit	(382,660)	(203,117)
Accumulated Other Comprehensive Loss	(23,734)	(26,295)

Total Stockholders’ Equity	67,080	186,985

Total Liabilities and Stockholders’ Equity	$627,485	$560,209

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 29,
	2021	2020

Revenue	$1,110,397	$1,371,625
Cost of Revenue	(299,842)	(359,017)

Gross Profit	810,555	1,012,608

Expenses

Amortization of right-of-use assets (Note 5)	10,917	10,833
Depreciation (Note 4)	44,032	44,110
General and administrative	929,441	961,620
Total Expenses	984,390	1,016,563

Loss Before Other Income (Expenses) and Income Taxes	(173,835)	(3,955)

Other Income (Expenses)

Other income	3,000	—
Interest income	2,354	7,286
Interest expense	(8,054)	(7,071)
Loss on equity method investment (Note 3)	(3,362)	—
Loss on sale of non-current assets	354	—

Loss Before Income Taxes	(179,543)	(3,740)

Provision for income taxes	—	(16,962)

Net Loss	(179,543)	(20,702)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	2,561	(3,455)

Comprehensive Loss	$(176,982)	$(24,157)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted-average Common Shares Outstanding – Basic and Diluted	23,257,186	24,953,425

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total

Balance – February 28, 2019	25,975,310	$25,975	$376,672	—	$(182,415)	$(22,840)	$197,392

Issuance of units for cash	40,000	40	9,960	—	—	—	10,000

Issuance of shares pursuant to Employee Stock Compensation Agreement	15,000	15	3,735	—	—	—	3,750

Return and cancellation of common stock	(2,775,000)	(2,775)	2,775	—	—	—	—

Net loss	—	—	—	—	(20,702)	—	(20,702)

Foreign currency translation adjustments	—	—	—	—	—	(3,455)	(3,455)

Balance – February 29, 2020	23,255,310	$23,255	$393,142	—	$(203,117)	$(26,295)	$186,985

Issuance of common stock for cash	14,568	15	5,085	—	—	—	5,100

Common stock subscriptions received	—	—	—	34,200	—	—	34,200

Common stock issuable for services	—	—	—	17,777	—	—	17,777

Net loss	—	—	—	—	(179,543)	—	(179,543)

Foreign currency translation adjustments	—	—	—	—	—	2,561	2,561

Balance – February 28, 2021	23,269,878	$23,270	$398,227	$51,977	$(382,660)	$(23,734)	$67,080

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2021	Year Ended February 29, 2020

Cash Flows from Operating Activities

Net Loss	$(179,543)	$(20,702)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of right-of-use assets	10,917	10,833
Common stock issuable for services	17,777	—
Depreciation	44,032	44,110
Interest expense on lease liability	3,791	187
Loss on equity method investment	3,362	—
Loss on theft of non-current assets	354	—
Stock-based compensation	—	3,750

Changes in operating assets and liabilities:
Accounts receivable	(11,326)	7,735
Prepaid expenses and other current assets	(1,615)	1,439
Accounts payable	23,506	(442,193)
Accrued expenses	3,975	—

Net Cash Used in Operating Activities	(84,770)	(394,841)

Cash Flows from Investing Activities

Purchase of property and equipment	(5,905)	(8,052)
Cash paid for purchase of shares	(20,000)	—

Net Cash Used in Investing Activities	(25,905)	(8,052)

Cash Flows from Financing Activities

Proceeds from sale of common stock	5,100	10,000
Proceeds from common stock subscriptions	34,200	—
Proceeds from promissory notes	102,800	—
Repayment of lease liabilities	(15,758)	(8,449)

Net Cash Provided by Financing Activities	126,342	1,551

Effect of Exchange Rate Changes on Cash	4,857	(2,450)

Change in Cash and Cash Equivalents	20,524	(403,792)

Cash and Cash Equivalents - Beginning of Year	287,425	691,217

Cash and Cash Equivalents - End of Year	$307,949	$287,425

Supplemental Disclosures of Cash Flow Information:

Interest paid	$8,054	$7,071
Income taxes paid	$—	$14,318

Non-cash Investing and Financing Activities:

Return and cancellation of common stock	$—	$2,775

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

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

d)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at February 28, 2021, the Company has recognized an allowance for doubtful accounts of $920 (February 29, 2020 - $7,133).

e)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at February 28, 2021, and February 29, 2020.

f)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at February 28, 2021, and February 29, 2020.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the year ended February 28, 2021, or February 29, 2020. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

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

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

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

Credit Bureau transactions

Some credit bureaus like XDS or VeriCred, offer consumer screening products, that we make available on our software platform as integration. Lenders can signup for these service and access credit information of consumers that they would like to screen, directly from our software platform. In return for making these products available on a seamless integration, we charge a fee on the products.

The Company enters into an agreement with the credit bureau and lender to the agreed fees. The agreement with the credit bureau determines the commission fee paid or the markup to be charged on transactions by the company, as reseller. If there are any credit bureau fees that has yet to be collected at an end of a period, it is recorded as accounts receivable.

Payroll transactions

Some of our client (lenders) have arrangements with employers where these employers deduct loan installments payable to the lender from the payroll of that employer, on behalf of the lender. The deduction is made from employees that have taken loans from the lender. We provide these payroll lenders with adequate reporting in our software, that can be used to help identify the amounts to be deducted from each individual consumer, with unique identifiers, that is sent to the employers. We also assist lenders to capture payments received from employers on our software in bulk, where requested.

We charge a payroll transaction fee to the lender, for each successful payment made in a month on the system. The fee is charged as a combined amount for the payments received on payroll for that month. The payroll transaction fees is set out and agreed to with the lender on the signed agreement they have with us. Our software system counts and accounts for each individual payment receipted and this is generated on a payment report on our Acpas software. We use this report for revenue recognition in our billing system. Revenue is recorded as a lump sum based on this report at the end of each month. If there are any payroll transaction fees, that still needs to be recognized at an end of a period, it is recorded as accounts receivable.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2021, and February 29, 2020, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2021, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Ownership Interest	$

Carrying cost at date of acquisition, June 10, 2020	48.66%	20,000
Equity losses in Miway	—	(3,362)

Net carrying value, February 28, 2021	48.66%	16,638
4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2021 Net Carrying Value	February 29, 2020 Net Carrying Value

IT equipment	$9,175	$(6,303)	$2,872	$1,942
Furniture and fixtures	10,915	(5,798)	5,117	3,563
Office equipment	3,907	(3,016)	891	1,923
Computer software	206,000	(116,155)	89,845	129,440

Total	$229,997	$(131,272)	$98,725	$136,868

During the year ended February 28, 2021, the Company recorded depreciation expense of $40,032 (2020 - $44,110).

During the year ended February 28, 2021, the Company acquired computer equipment of $1,820, office equipment of $2,485, and computer software of $1,600.

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	February 28, 2021 Net Carrying Value	February 29, 2020 Net Carrying Value

Right-of-use building (operating lease)	$68,329	$(1,424)	$66,905	$2,767
Right-of-use vehicles (finance lease)	53,248	(27,350)	25,898	34,720

Total	$121,577	$(28,774)	$92,803	$37,487

During the year ended February 28, 2021, the Company recorded rent expense of $3,731 related to Company’s right-of-use building and amortization expense of $10,917 (2020 - $10,833) related to the Company’s right-of-use vehicles.

6.	Notes Payable
a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matures on May 20, 2021. As at February 28, 2021, the Company has recognized accrued interest of $1,801, which is included in accounts payable and accrued liabilities.
b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at February 28, 2021, the Company has recognized accrued interest of $2,174, which is included in accounts payable and accrued liabilities.
7.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $449 (R6,658) and $637 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the year ended February 28, 2021, the Company paid a total of $8,839 in principal and interest payments on the two motor vehicle leases.

On February 1, 2021, the company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,341 (R22,000) for the first year, $1,435 (R23,540) in the second year, $1,535 (R25,188) in the third year, and $1,643 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 28, 2021:

Years ending February 28:	Building Lease	Vehicle Leases	Total

2021	$14,828	$—	$14,828
2022	18,935	13,033	31,968
2023	20,261	13,033	33,294
2024	21,679	6,444	28,123
2025	1,817	—	1,817

Net minimum lease payments	77,520	32,510	110,030
Less: amount representing interest payments	(10,276)	(4,290)	(14,566)

Present value of net minimum lease payments	67,245	28,220	95,465
Less: current portion	(13,619)	(10,388)	(24,007)

Long-term portion	$53,626	$17,832	$71,458
F-13

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

8.	Common Stock

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

On January 12, 2021, the Company issued a total of 14,568 shares of common stock for cash at $0.35 per share for proceeds of $5,100.

As at February 28, 2021, the Company received common stock subscriptions totalling $34,200, of which $30,000 was received pursuant to a shares purchase and services agreement. Pursuant to the share purchase and services agreement, the Company agreed to issue a consultant 1,000,000 shares of common stock in consideration for 18 months of consulting services and $30,000. As at February 28, 2021, the Company accrued $17,777 of common stock issuable for services related to the agreement, which is included in common stock subscribed. As at February 28, 2021, the shares have not been issued (Note 12).

9.	Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of warrants	Weighted average exercise price $

Balance, February 28, 2019	—	—

Issued	40,000	0.40
Extended	2,000,000	3.50
Expired	(20,000)	0.40

Balance, February 29, 2020	2,020,000	3.50

Expired	(2,020,000)	3.50

Balance, February 28, 2021	—	—

* On November 19, 2019, the Company extended the expiry date of 2,000,000 warrants, which originally had an expiry date of December 5, 2018. The amended warrants had an exercise price of $3.50 and expired on December 6, 2020. The Company estimated the fair value of the modified warrants using the Black-Scholes option pricing model, and determined that the incremental fair value of the modification was immaterial.

10.	Concentrations and Contingencies

The Company’s revenues were concentrated among four customers for the year ended February 28, 2021, and two customers for the year ended February 29, 2020:

Customer	Year Ended February 28, 2021

1	28%
2	11%
3	11%
4	7%

Customer	Year Ended February 29, 2020

1	36%
2	17%
F-14

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

The Company’s receivables were concentrated among three customers as at February 28, 2021, and three customers as at February 29, 2020:

Customer	February 28, 2021

1	25%
2	19%
3	18%

Customer	February 29, 2020

1	32%
2	13%
3	10%

11.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2021, or February 29 2020. Rent Pay incurred an income tax expense of $nil for the year ended February 28, 2021 (2020 – $16,692). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $318,000 (2020 – $195,000) at February 28, 2021, which starts to expire in 2037.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2021, and February 29, 2020.

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 28, 2021, and February 29, 2020, is summarized as follows:

	2021 $	2020 $

Loss before income taxes	(179,543)	(3,740)

Income tax recovery at statutory rates	(37,000)	(785)
Permanent differences	—	1,000
Temporary differences	8,000	11,000
Change in statutory, foreign tax, foreign exchange rates and other	29,000	5,747

Income tax expenses	—	16,962

The unrecognized deferred tax assets include US net operating losses as follows:

	2021 $	2020 $

Deferred tax assets:
Non-capital losses available for future periods	68,000	41,000
Valuation allowance	(68,000)	(41,000)

Deferred income taxes recovered	—	—
F-15

UPAY, Inc.

Notes to the Consolidated Financial Statements

(Expressed in U.S. dollars)

The Company has US net operating losses available to offset future taxable income as follows:

2016	$35,000
2017	78,000
2018	71,000
2019	6,000
2020	5,000
2021	130,000
$325,000
12.	Subsequent Event

On April 12, 2021, the Company issued 12,000 shares of common stock pursuant to a private placement at $0.35 per share for gross proceeds of $4,200, which were received at February 28, 2021 (Note 8). The Company also issued 1,000,000 shares of common stock pursuant to a share purchase and services agreement that the Company entered into on February 5, 2021.

F-16

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

Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 28, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended February 28, 2021 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name:

Name:	Age	Position
Wouter Fouche	44	Vice president/ CEO/VP/Director
Jacob Fölscher	43	President/CFO/CAO/COO/Director

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

Code of Ethics

We adopted a Code of Business Conduct and Code of Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote;

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

Our Code of Business Conduct and Ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2016. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to the Company address listed above.

Nomination Process

As of February 28, 2021, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors and there were no subsequent events and directors have remained the same. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name:	Position	Year	Salary	Bonus
Jacob C Folscher	CFO/COO	2020	$110,911.27	$8,324.10
		2021	$112,785.60	$10,009.05

Wouter A Fouche	CEO	2020	$131,535.38	$9,000
Wouter A Fouche	CEO	2021	116,311.42	3,351.25

BOARD OF DIRECTOR COMPENSATION

We have not compensated our Directors with any director compensation since our inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June __, 2021 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name
Beneficial Owners over 5%
Wouter A. Fouche	9,165,000
Jacob C Fölscher	9,175,000
TWIN HARBOR WEB SOLUTIONS INC	2,030,000
Executive Officers/Directors (2)
Wouter A. Fouche (6)		9,165,000
Jacob C Fölscher (7)		9,175,000
Total – All officers		18,340,000
Total – All over 5% shareholders and officers		20,370,000

We presently have 24,281,878 common shares outstanding. Of these shares, 5,941,878 common shares are held by non-affiliates and 18,340,000 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

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

2. Based on 24,281,878 issued and outstanding shares of common stock.

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

Verbal Agreements with our Founders

Verbal Agreement with Wouter Fouche

We have a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary was since increased to $9,000, for 2018 and 2019 and $9,500 for 2021 dependent on available funds. There is also a 13th check that is payable yearly. A $10,000 relocation expense for relocating to the US was also paid to Wouter Fouche previously. This monthly salary and $10,000 relocation expense already paid are the sole terms of this verbal agreement.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary was since increased to $9,000 for 2018 and 2019 and $9,500 for 2021dependent on available funds. There is also a 13th check that is payable yearly. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating, should this be needed in future. The $9,500 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

Consulting Agreement

We have a June 3, 2016 consulting agreement with Ferdinand Labuschagne to perform business advisory services in return for 300,000 restricted common stock shares for an aggregate value of $30,000 and two million cashless warrants, the details of which are contained in our Material Agreements Section beginning at page 39. Ferdinand Labuschagne is Wouter A. Fouche’s brother-in-law. The consulting agreement has since come to an end and the 300,000 shares were issued previously. The two million cashless warrants have since expired.

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

Given our small size, we have not adopted formal policies and procedures, apart from our company Bylaws and Code of Ethics, for the review, approval or ratification of related party transactions with our executive officer(s), Director(s) and significant stockholders. We intend to establish more formal policies and procedures in the future so that such transactions will be subject to the stricter review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve or disapprove any and all related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended February 28, 2021 amounted to $58,227.

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

Dated: June 23, 2021

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

Dated: June 23, 2021

