Form 10-Q
period 2021-05-31
UPAY
filed 2021-09-08
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to .

Commission File Number 333-212447

UPAY, Inc.

(Exact name of small business issuer as specified in its charter)

nevada	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway,12th Floor

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

The Company has 24,281,878 shares outstanding as of September 8, 2021.

TABLE OF CONTENTS

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2021	February 28, 2021
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$422,026	$307,949
Accounts receivable, net of allowance	87,943	106,318
Prepaid expenses and other current assets	1,602	5,052

Total Current Assets	511,571	419,319

Equity Method Investment (Note 3)	12,884	16,638
Property and Equipment, Net (Note 4)	88,711	98,725
Right-of-use Assets, Net (Note 5)	92,721	92,803

Total Assets	$705,887	$627,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$400,958	$356,493
Due to related parties (Note 6)	10,000	—
Taxes payable	6,097	5,647
Current portion of notes payable (Note 7)	66,000	25,000
Current portion of lease liabilities (Note 8)	26,830	24,007

Total Current Liabilities	509,885	411,147

Non-Current Liabilities

Lease Liabilities (Note 8)	69,991	71,458
Notes Payable (Note 7)	77,800	77,800
Total Liabilities	657,676	560,405

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 24,281,878 shares and 23,269,878 shares issued and outstanding, respectively	24,282	23,270
Additional Paid-in Capital	751,415	398,227
Common Stock Subscribed	—	51,977
Accumulated Deficit	(708,631)	(382,660)
Accumulated Other Comprehensive Loss	(18,855)	(23,734)

Total Stockholders’ Equity	48,211	67,080

Total Liabilities and Stockholders’ Equity	$705,887	$627,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2021	2020

Revenue	$335,189	$248,632
Cost of Revenue	(110,451)	(70,976)

Gross Profit	224,738	177,656
Expenses

Amortization of right-of-use assets (Note 5)	7,101	2,234
Depreciation (Note 4)	11,243	21,479
General and administrative	524,665	195,831
Total Expenses	543,009	219,544

Loss Before Other Income (Expenses) and Income Taxes	(318,271)	(41,888)

Other Income (Expenses)

Interest income	153	716
Interest expense	(4,099)	(941)
Loss on equity method investment (Note 3)	(3,754)	—

Loss Before Income Taxes	(325,971)	(42,113)

Provision for income taxes	—	—

Net Loss	(325,971)	(42,113)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	4,879	1,130

Comprehensive Loss	$(321,092)	$(40,983)
Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted-average Common Shares Outstanding – Basic and Diluted	23,775,878	23,255,310

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total

Balance – February 29, 2020	23,255,310	$23,255	$393,142	—	$(203,117)	$(26,295)	$186,985

Net loss	—	—	—	—	(42,113)	—	(42,113)

Foreign currency translation adjustments	—	—	—	—	—	1,130	1,130

Balance – May 31, 2020	23,255,310	$23,255	$393,142	—	$(245,230)	$(25,165)	$146,002

Balance – February 28, 2021	23,269,878	$23,270	$398,227	$51,977	$(382,660)	$(23,734)	$67,080

Issuance of common stock for cash	12,000	12	4,188	(4,200)	—	—	—

Issuance of common stock for cash and services	1,000,000	1,000	349,000	(47,777)	—	—	302,223

Net loss	—	—	—	—	(325,971)	—	(325,971)

Foreign currency translation adjustments	—	—	—	—	—	4,879	4,879

Balance – May 31, 2021	24,281,878	$24,282	$751,415	$—	$(708,631)	$(18,855)	$48,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020

Cash Flows from Operating Activities

Net Loss	$(325,971)	$(42,113)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	7,101	2,234
Common stock issued for services	302,223	—
Depreciation	11,243	21,479
Interest expense on lease liability	1,956	—
Loss on equity method investment	3,754	—

Changes in operating assets and liabilities:
Accounts receivable	18,375	45,738
Prepaid expenses and other current assets	3,570	277
Accounts payable	38,810	(103,860)
Accrued expenses	5,705	(155)

Net Cash Provided by (Used in) Operating Activities	66,766	(76,400)

Cash Flows from Investing Activities
Purchase of property and equipment	(690)	(1,600)
Net Cash Used in Investing Activities	(690)	(1,600)

Cash Flows from Financing Activities

Proceeds from shareholder promissory note	10,000
Proceeds from promissory notes	41,400	—
Repayment of lease liabilities	(7,895)	(2,734)

Net Cash Provided by (Used in) Financing Activities	43,505	(2,734)

Effect of Exchange Rate Changes on Cash	4,496	(7,907)

Change in Cash and Cash Equivalents	114,077	(88,641)

Cash and Cash Equivalents - Beginning of Period	307,949	287,425

Cash and Cash Equivalents - End of Period	$422,026	$198,784

Supplemental Disclosures of Cash Flow Information:

Interest paid	$400	$941
Income taxes paid	$—	$908

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2021, have been omitted.

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

As at May 31, 2021, the Company has recognized an allowance for doubtful accounts of $nil (February 28, 2021 - $920).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at May 31, 2021, and February 28, 2021.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at May 31, 2021, and February 28, 2021.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the three months ended May 31, 2021, or 2020. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Effective March 1, 2019, the Company adopted FASB ASC Topic 842, Leases (“ASC 842”). This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing the Company’s right to use the underlying asset for the lease term. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement. A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on the Company’s balance sheet as ROU assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that are reasonably certain to be exercised. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses it’s incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

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

Credit Bureau transactions

Some credit bureaus like XDS or VeriCred, offer consumer screening products, that we make available on our software platform as integration. Lenders can sign up for these service and access credit information of consumers that they would like to screen, directly from our software platform. In return for making these products available on a seamless integration, we charge a fee on the products.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2021 and 2020, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2021, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Ownership Interest	$

Net carrying value, February 28, 2021	48.66%	16,638
Equity losses in Miway	—	(3,754)
Net carrying value, May 31, 2021	48.66%	12,884

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2021 Net Carrying Value	February 28, 2021 Net Carrying Value

IT equipment	$9,722	$(7,025)	$2,697	$2,872
Furniture and fixtures	11,785	(6,752)	5,033	5,117
Office equipment	4,938	(3,502)	1,436	891
Computer software	206,000	(126,455)	79,545	89,845
Total	$232,445	$(143,734)	$88,711	$98,725

During the three months ended May 31, 2021, the Company recorded depreciation expense of $11,243 (2020 - $21,479). During the three months ended May 31, 2021, the Company acquired office equipment of $690.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2021 Net Carrying Value	February 28, 2021 Net Carrying Value

Right-of-use building (operating lease)	$73,780	$(6,148)	$67,632	$66,905
Right-of-use vehicles (finance lease)	57,496	(32,407)	25,089	25,898
Total	$131,276	$(38,555)	$92,721	$92,803

During the three months ended May 31, 2021, the Company recorded rent expense of $4,374 (2020 - $4,730) related to Company’s right-of-use building and amortization expense of $7,101 (2020 - $2,234) related to the Company’s right-of-use vehicles.

6.	Due to Related Parties

On March 24, 2021, the Company entered into a promissory note with a Director of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 24, 2022. As at May 31, 2021, the Company has recognized accrued interest of $186, which is included in accounts payable and accrued liabilities.

7.	Notes Payable
a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. As at May 31, 2021, the Company has recognized accrued interest of $2,432, which is included in accounts payable and accrued liabilities.
b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at May 31, 2021, the Company has recognized accrued interest of $2,509, which is included in accounts payable and accrued liabilities.
F-11

c)	On April 14, 2021, the Company entered into a promissory note with a third-party lender for $15,000, which is unsecured, bears interest of 10% per annum and matures on October 13, 2021. As at May 31, 2021, the Company has recognized accrued interest of $193, which is included in accounts payable and accrued liabilities.
d)	On April 14, 2021, the Company entered into a promissory note with a third-party lender for $26,000, which is unsecured, bears interest of 10% per annum and matures on October 13, 2021. As at May 31, 2021, the Company has recognized accrued interest of $335, which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $485 (R6,658) and $688 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the three months ended May 31, 2021, the Company paid a total of $8,839 in principal and interest payments on the two motor vehicle leases.

On February 1, 2021, the company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,519 (R22,000) for the first year, $1,625 (R23,540) in the second year, $1,739 (R25,188) in the third year, and $1,861 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of May 31, 2021:

Years ending February 28:	Building Lease	Vehicle Leases	Total

2021	$11,208	$—	$11,208
2022	20,446	10,554	31,000
2023	21,878	14,073	35,951
2024	23,409	6,959	30,368
2025	1,961	—	1,961
Net minimum lease payments	78,902	31,586	110,488
Less: amount representing interest payments	(9,846)	(3,821)	(13,667)
Present value of net minimum lease payments	69,056	27,765	96,821
Less: current portion	(15,302)	(11,528)	(26,830)
Long-term portion	$53,754	$16,237	$69,991

9.	Common Stock

On April 15, 2021, the Company issued a total of 12,000 shares of common stock at $0.35 per share for proceeds of $4,200, which was received at February 28, 2021.

On April 15, 2021, the Company issued 1,000,000 shares of common stock at $0.35 per share pursuant to a share purchase and service agreement for cash proceeds of $30,000, which was received at February 28, 2021, and 18 months of consulting services. During the three months ended May 31, 2021, the Company recognized consulting expense of $302,223.

10.	Concentrations and Contingencies

The Company’s revenues were concentrated among five customers for the three months ended May 31, 2021, and two customers for the three months ended May 31, 2020:

Customer	Three Months Ended May 31, 2021

1	34%
2	13%
3	10%
4	8%
5	8%

Customer	Three Months Ended May 31, 2020

1	31%
2	18%

The Company’s receivables were concentrated among three customers as at May 31, 2021, and four customers as at May 31, 2020:

Customer	May 31, 2021

1	19%
2	16%
3	11%

Customer	May 31, 2020

1	13%
2	12%
3	11%
4	11%

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

Results of Operations: For the 3 months ended May 31, 2021 and May 31, 2020

Revenues

Our revenues for the 3-month period ended May 31, 2021 and 2020 were $335,139 and 248,632, respectively, reflecting increased revenues of $86,507, which increase is primarily attributable to __.

15

Net Loss/Profit

We had a net loss of $321,092 and a net loss of $40,983 for the 3-months ended May 31, 2021 and 2020, respectively, reflecting an increase in net loss of $280,109, which is primarily attributable to an increase in general and administrative expenses.

Operating Expenses

We incurred total operating expenses of $543,009 and $219,544, respectively, for the 3-month period ended May 31 2020 and 2019, reflecting a $323,465 increase of total operating expenses, which is primarily attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

We had working capital of $1,686 on May 31, 2021 and working capital of $8,172 at our fiscal year ended February 29, 2021, representing a decrease of $6,486 in working capital.

Our net cash used in operating activities was $67,166 for the 3 months ended May 31, 2021 compared to $(76,400) for the 3 months ended May 31, 2020, representing a $143,566 increase in cash used in operating activities.

Our net cash used in investing activities were $(690) and $(1,600), respectively, for 3 months ended May 31, 2021 and May 31, 2020, respectively.

Our net cash provided by financing activities was $43,105 and $(2,734) for the 3-month period ended May 31, 2021 and May 31, 2020.

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

16

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
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2021

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
18