Form 10-Q
period 2021-08-31
UPAY
filed 2021-11-02
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to.

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

The Company has 24,281,878 shares outstanding as of November 2, 2021

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, Inc.

Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2021	February 28, 2021
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$442,110	$307,949
Accounts receivable, net of allowance	62,139	106,318
Prepaid expenses and other current assets	20,762	5,052

Total Current Assets	525,011	419,319

Equity Method Investment (Note 3)	8,061	16,638
Property and Equipment, Net (Note 4)	78,053	98,725
Right-of-use Assets, Net (Note 5)	80,564	92,803

Total Assets	691,689	$627,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$418,410	$356,493
Due to related parties (Note 6)	11,420	—
Taxes payable	—	5,647
Current portion of notes payable (Note 7)	66,000	25,000
Current portion of lease liabilities (Note 8)	26,246	24,007

Total Current Liabilities	522,076	411,147

Non-Current Liabilities

Lease Liabilities (Note 8)	59,245	71,458
Notes Payable (Note 7)	77,800	77,800

Total Liabilities	659,121	560,405

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 24,281,878 shares and 23,269,878 shares issued and outstanding, respectively	24,282	23,270
Additional Paid-in Capital	751,415	398,227
Common Stock Subscribed	—	51,977
Accumulated Deficit	(718,497)	(382,660)
Accumulated Other Comprehensive Loss	(24,632)	(23,734)

Total Stockholders’ Equity	32,568	67,080

Total Liabilities and Stockholders’ Equity	$691,689	$627,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020

Revenue	$358,317	$195,346	$693,506	$443,978
Cost of Revenue	(127,417)	(58,925)	(237,868)	(129,901)

Gross Profit	230,900	136,421	455,638	314,077

Expenses

Amortization of right-of-use assets (Note 5)	7,137	2,321	14,238	4,555
Depreciation (Note 4)	11,295	421	22,538	21,900
General and administrative	213,132	203,447	737,796	399,278

Total Expenses	231,564	206,189	774,572	425,733

Loss Before Other Income (Expenses) and Income Taxes	(664)	(69,768)	(318,934)	(111,656)

Other Income (Expenses)

Interest income	194	553	347	1,269
Interest expense	(4,574)	(2,232)	(8,673)	(3,173)
Loss on equity method investment (Note 3)	(4,822)	(637)	(8,577)	(637)

Loss Before Income Taxes	(9,866)	(72,084)	(335,837)	(114,197)

Provision for income taxes	—	—	—	—

Net Loss	(9,866)	(72,084)	(335,837)	(114,197)

Other Comprehensive Loss

Foreign currency translation adjustments	(5,777)	(6,196)	(898)	(5,066)

Comprehensive Loss	$(15,643)	$(78,280)	$(336,735)	$(119,263)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted-average Common Shares Outstanding – Basic and Diluted	24,281,878	23,255,310	24,028,878	23,255,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total

Balance – February 29, 2020	23,255,310	$23,255	$393,142	—	$(203,117)	$(26,295)	$186,985

Net loss	—	—	—	—	(114,197)	—	(114,197)

Foreign currency translation adjustments	—	—	—	—	—	(5,066)	(5,066)

Balance – August 31, 2020	23,255,310	$23,255	$393,142	—	$(317,314)	$(31,361)	$67,722

Balance – February 28, 2021	23,269,878	$23,270	$398,227	$51,977	$(382,660)	$(23,734)	$67,080

Issuance of common stock for cash	12,000	12	4,188	(4,200)	—	—	—

Issuance of common stock for cash and services	1,000,000	1,000	349,000	(47,777)	—	—	302,223

Net loss	—	—	—	—	(335,837)	—	(335,837)

Foreign currency translation adjustments	—	—	—	—	—	(898)	(898)

Balance – August 31, 2021	24,281,878	24,282	751,415	—	(718,497)	(24,632)	32,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended August 31, 2021	Six Months Ended August 31, 2020

Cash Flows from Operating Activities

Net Loss	$(335,837)	$(114,197)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	14,238	4,555
Common stock issued for services	302,223	—
Depreciation	22,538	21,900
Interest expense on lease liability	3,813	—
Loss on equity method investment	8,577	637

Changes in operating assets and liabilities:
Accounts receivable	44,179	43,022
Prepaid expenses and other current assets	(15,710)	(791)
Accounts payable	47,564	(31,506)
Accrued expenses	7,926	1,288
Accounts payable – related party	1,420	—
Net lease liabilities	—	(155)

Net Cash Provided by (Used in) Operating Activities	100,931	(75,247)

Cash Flows from Investing Activities

Purchase of property and equipment	(1,717)	(1,855)
Cash paid for purchase of shares	—	(20,000)

Net Cash Used in Investing Activities	(1,717)	(21,855)

Cash Flows from Financing Activities

Proceeds from shareholder promissory note	10,000
Proceeds from promissory notes	41,780	102,800
Repayment of lease liabilities	(15,827)	(5,575)

Net Cash Provided by Financing Activities	35,953	97,225

Effect of Exchange Rate Changes on Cash	(1,006)	(3,295)

Change in Cash and Cash Equivalents	134,161	(3,172)

Cash and Cash Equivalents - Beginning of Period	307,949	287,425

Cash and Cash Equivalents - End of Period	$442,110	$284,253

Supplemental Disclosures of Cash Flow Information:

Interest paid	$780	$3,173
Income taxes paid	$—	$—

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

As at August 31, 2021, the Company has recognized an allowance for doubtful accounts of $nil (February 28, 2021 - $920).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

IT equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at August 31, 2021, and February 28, 2021.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at August 31, 2021, and February 28, 2021.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the six months ended August 31, 2021, or 2020. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2021 and 2020, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2021, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Ownership Interest	$
Net carrying value, February 28, 2021	48.66%	16,638
Equity losses in Miway	—	(8,577)
Net carrying value, August 31, 2021	48.66%	8,061

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2021 Net Carrying Value	February 28, 2021 Net Carrying Value
IT equipment	$10,343	$(6,957)	$3,386	$2,872
Furniture and fixtures	11,139	(6,845)	4,294	5,117
Office equipment	4,673	(3,545)	1,128	891
Computer software	206,000	(136,755)	69,245	89,845
Total	$232,155	$(154,102)	$78,053	$98,725

During the six months ended August 31, 2021, the Company recorded depreciation expense of $22,538 (2020 - $21,900). During the six months ended August 31, 2021, the Company acquired office equipment of $1,717.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	August 31, 2021 Net Carrying Value	February 28, 2021 Net Carrying Value
Right-of-use building (operating lease)	$73,780	$(14,213)	$59,567	$66,905
Right-of-use vehicles (finance lease)	54,345	(33,348)	20,997	25,898
Total	$128,125	$(47,561)	$80,564	$92,803

During the six months ended August 31, 2021, the Company recorded rent expense of $4,385 (2020 - $2,443) related to Company’s right-of-use building and amortization expense of $14,238 (2020 - $4,555) related to the Company’s right-of-use vehicles.

6.	Due to Related Parties

On March 24, 2021, the Company entered into a promissory note with a Director of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 24, 2022. As at August 31, 2021, the Company has recognized accrued interest of $438, which is included in accounts payable and accrued liabilities.

As at August 31, 2021, the Company had $1,420 (February 28, 2021 – $nil) payable to a Director of the Company for expenses incurred or expensed paid on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

7.	Notes Payable

a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. As at August 31, 2021, the Company has recognized accrued interest of $3,062 (February 28, 2021 – $1,801), which is included in accounts payable and accrued liabilities.

b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at August 31, 2021, the Company has recognized accrued interest of $2,865 (February 28, 2021 – $2,174), which is included in accounts payable and accrued liabilities.

c)	On April 14, 2021, the Company entered into a promissory note with a third-party lender for $15,000, which is unsecured, bears interest of 10% per annum and matures on October 13, 2021. As at August 31, 2021, the Company has recognized accrued interest of $571, which is included in accounts payable and accrued liabilities.

d)	On April 14, 2021, the Company entered into a promissory note with a third-party lender for $26,000, which is unsecured, bears interest of 10% per annum and matures on October 13, 2021. As at August 31, 2021, the Company has recognized accrued interest of $990, which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $485 (R6,658) and $650 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum.

On February 1, 2021, the company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,523 (R22,000) for the first year, $1,629 (R23,540) in the second year, $1,743 (R25,188) in the third year, and $1,865 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2021:

Years ending February 28:	Building Lease	Vehicle Leases	Total
2022	$9,186	$6,651	$15,837
2023	19,545	13,301	32,846
2024	20,913	6,578	27,491
2025	20,394	—	20,394
Net minimum lease payments	70,038	26,530	96,568
Less: amount representing interest payments	(8,184)	(2,893)	(11,077)
Present value of net minimum lease payments	61,854	23,637	85,491
Less: current portion	(15,038)	(11,208)	(26,246)
Long-term portion	$46,816	$12,429	$59,245

9.	Common Stock

On April 15, 2021, the Company issued a total of 12,000 shares of common stock at $0.35 per share for proceeds of $4,200, which was received at February 28, 2021.

On April 15, 2021, the Company issued 1,000,000 shares of common stock at $0.35 per share pursuant to a share purchase and service agreement for cash proceeds of $30,000, which was received at February 28, 2021, and 18 months of consulting services. During the six months ended August 31, 2021, the Company recognized consulting expense of $302,223.

10.	Concentrations

The Company’s revenues were concentrated among three customers for the six months ended August 31, 2021, and two customers for the six months ended August 31, 2020

Customer	Six Months Ended August 31, 2021
1	35%
2	14%
3	10%

Customer	Six Months Ended August 31, 2020
1	31%
2	11%

The Company’s receivables were concentrated among three customers as at August 31, 2021, and February 28, 2021:

Customer	August 31, 2021
1	20%
2	16%
3	10%

Customer	February 28, 2021
1	25%
2	19%
3	18%

11.	Commitments and Contingencies

Management has evaluated commitments and contingencies, and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were issued, and none were identified.

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our results are vulnerable to economic conditions;

●	Our ability to raise adequate working capital;

●	Loss of customers or sales weakness;

●	Inability to achieve sales levels or other operating results;

●	The unavailability of funds for expansion purposes;

●	Operational inefficiencies;

●	Increased competitive pressures from existing competitors and new entrants.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

●	Whether our system will be adaptable to US needs

●	Whether we will develop interest in our software system in the US

●	The level of activity of credit facilities and their need for our software

Results of Operations: For the 3 months ended August 31, 2021 and August 31, 2020

Revenues

Our revenues for the 3-month period ended August 31, 2021 and 2020 were $358,317 and $195,346 , respectively, reflecting increased revenues of $162,971. The $162,971 of increased revenues is primarily attributable to an increase in sales in our South Africa business.

Net Loss/Profit

We had a net loss of $9,866 and a net loss of $72,084 for the 3-months ended August 31, 2021 and 2020, respectively, reflecting a decreased net loss of $62,218, which is primarily attributable to the increase in revenue in our South Africa business.

Expenses

We incurred total expenses of $231,563 and $206,189, respectively, for the 3-month period ended August 31, 2021 and 2020, reflecting increased expenses of 25,374, which is primarily attributable to increased expenses in our US business.

Results of Operations: For the 6 months ended August 31, 2021 and August 31, 2020

Revenues

Our revenues for the 6-month period ended August 31, 2021 and 2020 were $693,506 and $443,978, respectively, reflecting increased revenues of $249,528. The increased revenues of $249,528 is primarily attributable to increased sales in our South Africa business.

3

Net Loss/Profit

We had a net loss of $335,837 and a net loss of $114,197 for the 6-months ended August 31, 2021 and 2020 , respectively, reflecting an increased net loss of $221,640 , which is primarily attributable to a stock issuance of ( ) Common Stock Shares made during this period for payment of services for a Share Purchase and Services agreement with a consultant.

Expenses

We incurred total expenses of $774,572 and $425,733, respectively, for the 6-month period ended August 31, 2021 and 2020, reflecting increased total expenses of $348,839, which is primarily attributable to a stock issuance of ( ) Common Stock Shares made during this period for payment of services for a Share Purchase and Services agreement with a consultant.

Liquidity and Capital Resources

We had working capital of $2,935 on August 31, 2021 and working capital of $8,172 at our fiscal year end of February 28, 2021, representing decreased working capital of $5,237.

Our net cash used in operating activities was $100,931 and ($75,247) for the 6 months ended August 31, 2021 and 2020 reflecting increased net cash used in operating activities of $176,178.

Our net cash used in investing activities were ($1,717) and ($21,855), respectively, for the 6 months ended August 31, 2021 and 2020, reflecting decreased net cash used in investing activities of $20,138.

Our net cash provided by financing activities was $35, 953 and $97,225 for the 6-month period ended August 31, 2021 and 2020, respectively, reflecting decreased net cash provided by financing activities of $61,272.

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

Date: November 2, 2021

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

6