Form 10-Q
period 2021-11-30
UPAY
filed 2022-01-10
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

The Company has 24,281,878 common stock shares outstanding as of January 10, 2022

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2021	February 28, 2021
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$566,339	$307,949
Accounts receivable, net of allowance	61,971	106,318
Prepaid expenses and other current assets	68,289	5,052

Total Current Assets	696,599	419,319

Equity Method Investment (Note 3)	24,633	16,638
Property and Equipment, Net (Note 4)	67,790	98,725
Right-of-use Assets, Net (Note 5)	69,103	92,803

Total Assets	$858,125	$627,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$546,212	$356,493
Due to related parties (Note 6)	48,263	—
Taxes payable	—	5,647
Current portion of notes payable (Note 7)	76,500	25,000
Current portion of lease liabilities (Note 8)	24,476	24,007

Total Current Liabilities	695,451	411,147

Non-Current Liabilities

Lease Liabilities (Note 8)	47,041	71,458
Notes Payable (Note 7)	77,800	77,800

Total Liabilities	820,292	560,405

Stockholders’ Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 24,281,878 shares and 23,269,878 shares issued and outstanding, respectively	24,282	23,270
Additional Paid-in Capital	751,415	398,227
Common Stock Subscribed	—	51,977
Accumulated Deficit	(697,041)	(382,660)
Accumulated Other Comprehensive Loss	(40,823)	(23,734)

Total Stockholders’ Equity	37,833	67,080

Total Liabilities and Stockholders’ Equity	$858,125	$627,485

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020

Revenue	$388,118	$289,662	$1,081,624	$733,640
Cost of Revenue	(132,856)	(71,769)	(370,724)	(201,670)

Gross Profit	255,262	217,893	710,900	531,970

Expenses

Amortization of right-of-use assets (Note 5)	2,298	2,437	7,766	6,992
Depreciation (Note 4)	11,304	11,032	33,842	32,932
General and administrative	237,447	221,590	981,695	620,868

Total Expenses	251,049	235,059	1,023,303	660,792

Income (Loss) Before Other Income (Expenses) and Income Taxes	4,213	(17,166)	(312,403)	(128,822)

Other Income (Expenses)

Interest income	260	528	607	1,797
Interest expense	(4,225)	(2,248)	(10,580)	(5,421)
Gain (Loss) on equity method investment (Note 3)	16,572	(285)	7,995	(922)

Income (Loss) Before Income Taxes	16,820	(19,171)	(314,381)	(133,368)

Provision for income taxes	—	—	—	—

Net Income (Loss)	16,820	(19,171)	(314,381)	(133,368)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(16,191)	3,253	(17,089)	(1,813)

Comprehensive Income (Loss)	$629	$(15,918)	$(331,470)	$(135,181)

Net Income (Loss) Per Share – Basic and Diluted	$0.00	$(0.00)	$(0.01)	$(0.01)
Weighted-average Common Shares Outstanding – Basic and Diluted	24,281,878	23,255,310	24,112,598	23,255,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total

Balance – February 29, 2020	23,255,310	$23,255	$393,142	—	$(203,117)	$(26,295)	$186,985

Net loss	—	—	—	—	(133,368)	—	(133,368)

Foreign currency translation adjustments	—	—	—	—	—	(1,813)	(1,813)

Balance – November 30, 2020	23,255,310	$23,255	$393,142	—	$(336,485)	$(28,108)	$51,804

Balance – February 28, 2021	23,269,878	$23,270	$398,227	$51,977	$(382,660)	$(23,734)	$67,080

Issuance of common stock for cash	12,000	12	4,188	(4,200)	—	—	—

Issuance of common stock for cash and services	1,000,000	1,000	349,000	(47,777)	—	—	302,223

Net loss	—	—	—	—	(314,381)	—	(314,381)

Foreign currency translation adjustments	—	—	—	—	—	(17,089)	(17,089)

Balance – November 30, 2021	24,281,878	24,282	751,415	—	(697,041)	(40,823)	37,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended November 30, 2021	Nine Months Ended November 30, 2020

Cash Flows from Operating Activities

Net Loss	$(314,381)	$(133,368)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	7,766	6,992
Common stock issued for services	302,223	—
Depreciation	33,842	32,932
Interest expense on lease liability	2,120	—
(Gain) loss on equity method investment	(7,995)	922
Non-cash lease expense	13,551	—

Changes in operating assets and liabilities:
Accounts receivable	44,347	33,075
Prepaid expenses and other current assets	(63,237)	(55)
Accounts payable	174,700	59,603
Accrued expenses	9,372	2,640
Accounts payable – related party	1,170	—
Operating lease liability	(13,551)	(155)

Net Cash Provided by Operating Activities	189,927	2,586

Cash Flows from Investing Activities

Purchase of property and equipment	(3,383)	(3,420)
Cash paid for purchase of shares	—	(20,000)

Net Cash Used in Investing Activities	(3,383)	(23,420)

Cash Flows from Financing Activities

Proceeds from shareholder promissory note	47,093	—
Proceeds from promissory notes	51,500	102,800
Repayment of lease liabilities	(9,925)	(8,556)

Net Cash Provided by Financing Activities	88,668	94,244

Effect of Exchange Rate Changes on Cash	(16,822)	773

Change in Cash and Cash Equivalents	258,390	74,183

Cash and Cash Equivalents - Beginning of Period	307,949	287,425

Cash and Cash Equivalents - End of Period	$566,339	$361,608

Supplemental Disclosures of Cash Flow Information:

Interest paid	$8,269	$5,421
Income taxes paid	$—	$—

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

As at November 30, 2021, the Company has recognized an allowance for doubtful accounts of $846 (February 28, 2021 - $920).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at November 30, 2021, and February 28, 2021.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at November 30, 2021, and February 28, 2021.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the nine months ended November 30, 2021, or 2020. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at November 30, 2021 and 2020, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2021, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Ownership Interest	$

Net carrying value, February 28, 2021	48.66%	16,638

Equity income in Miway	—	7,995

Net carrying value, November 30, 2021	48.66%	24,633

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2021 Net Carrying Value	February 28, 2021 Net Carrying Value

Computer equipment	$11,217	$(6,748)	$4,469	$2,872
Computer software	206,000	(147,054)	58,946	89,845
Furniture and fixtures	10,042	(6,590)	3,452	5,117
Office equipment	4,223	(3,300)	923	891

Total	$231,482	$(163,692)	$67,790	$98,725

During the nine months ended November 30, 2021, the Company recorded depreciation expense of $33,842 (2020 - $32,932). During the nine months ended November 30, 2021, the Company acquired office equipment of $3,383.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	November 30, 2021 Net Carrying Value	February 28, 2021 Net Carrying Value

Right-of-use building (operating lease)	$62,866	$(10,241)	$52,625	$66,905
Right-of-use vehicles (finance lease)	48,991	(32,513)	16,478	25,898

Total	$111,857	$(42,754)	$69,103	$92,803

During the nine months ended November 30, 2021, the Company recorded rent expense of $13,551 (2020 - $2,443) related to Company’s right-of-use building and amortization expense of $7,766 (2020 - $6,992) related to the Company’s right-of-use vehicles.

6.	Due to Related Parties

a)	On March 24, 2021, the Company entered into a promissory note with the Chief Financial Officer (“CFO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 24, 2022. As at November 30, 2021, the Company has recognized accrued interest of $688, which is included in due to related parties.

b)	On April 14, 2021, the Company entered into a promissory note with a third-party lender, who became a Director of the Company on October 11, 2021, for $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. As at November 30, 2021, the Company has recognized accrued interest of $945, which is included in due to related parties.

c)	On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 7, 2022. As at November 30, 2021, the Company has recognized accrued interest of $230, which is included in due to related parties.

d)	On September 7, 2021, the Company entered into a promissory note with the CFO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 7, 2022. As at November 30, 2021, the Company has recognized accrued interest of $230, which is included in due to related parties.

e)	As at November 30, 2021, the Company owed $1,170 (February 28, 2021 – $nil) to the CEO of the Company for expenses incurred or expensed paid on behalf of the Company, which is non-interest bearing, unsecured and due on demand.

f)	During the nine months ended November 30, 2021, the Company incurred salary expenses of $89,326 (2020 – $89,804) to the CEO of the Company.

g)	During the nine months ended November 30, 2021, the Company incurred salary expenses of $91,377 (R1,335,129) (2020 – $84,331 (R1,429,374)) to the CFO of the Company.

h)	During the nine months ended November 30, 2021, the Company incurred directors’ fees of $10,000 (2020 – $nil) to a Director of the Company.

7.	Notes Payable

a)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Installment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at November 30, 2021, the Company has recognized accrued interest of $3,632 (February 28, 2021 – $2,174), which is included in accounts payable and accrued liabilities.

b)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. As at November 30, 2021, the Company has recognized accrued interest of $3,829 (February 28, 2021 – $1,801), which is included in accounts payable and accrued liabilities.

c)	On April 14, 2021, the Company entered into a promissory note with a third-party lender for $26,000, which is unsecured, bears interest of 10% per annum and matures on October 13, 2021. As at November 30, 2021, the Company has recognized accrued interest of $1,638, which is included in accounts payable and accrued liabilities.

d)	On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matures on April 26, 2022. As at November 30, 2021, the Company has recognized accrued interest of $272, which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $413 (R6,658) and $586 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,506 (R22,000) for the first year, $1,611 (R23,540) in the second year, $1,724 (R25,188) in the third year, and $1,845 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2021:

Years ending February 28:	Building Lease	Vehicle Leases	Total

2022	$4,188	$2,998	$7,186
2023	17,619	11,991	29,610
2024	18,853	5,930	24,783
2025	18,384	—	18,384

Net minimum lease payments	59,044	20,919	79,963
Less: amount representing interest payments	(6,420)	(2,026)	(8,446)

Present value of net minimum lease payments	52,624	18,893	71,517
Less: current portion	(14,083)	(10,393)	(24,476)

Long-term portion	$38,541	$8,500	$47,041

9.	Common Stock

On April 15, 2021, the Company issued a total of 12,000 shares of common stock at $0.35 per share for proceeds of $4,200, which was received at February 28, 2021.

On April 15, 2021, the Company issued 1,000,000 shares of common stock at $0.35 per share pursuant to a share purchase and service agreement for cash proceeds of $30,000, which was received at February 28, 2021, and 18 months of consulting services. During the nine months ended November 30, 2021, the Company recognized consulting expense of $302,223.

10.	Concentrations

The Company’s revenues were concentrated among three customers for the nine months ended November 30, 2021, and three customers for the nine months ended November 30, 2020

Customer	Nine Months Ended November 30, 2021

1	33%
2	15%
3	11%

Customer	Nine Months Ended November 30, 2020

1	30%
2	12%
3	11%
F-13

The Company’s receivables were concentrated among three customers as at November 30, 2021, and February 28, 2021:

Customer	November 30, 2021

1	20%
2	13%
3	10%

Customer	February 28, 2021

1	25%
2	19%
3	18%

11.	Commitments and Contingencies

Management has evaluated commitments and contingencies, and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were issued, and none were identified.

UPAY, Inc.

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our results are vulnerable to economic conditions;

•	Our ability to raise adequate working capital;

•	Loss of customers or sales weakness;

•	Inability to achieve sales levels or other operating results;

•	The unavailability of funds for expansion purposes;

•	Operational inefficiencies;

•	Increased competitive pressures from existing competitors and new entrants.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to the company’s needs and the country in which they are located

•	Whether we will develop interest in our software system in the countries that we plan on conducting our business

•	The level of activity of credit facilities and their need for our software

Termination of Planned US Operations

As of December /2021 we discontinued our plan to pursue US operations for the following reasons: (a) increased state regulation and related increased transaction costs, which will lead to difficulties in conforming to various state regulations and increased costs; (b) pending and potential legislation that would significantly impede our ability to operate successfully in the U.S.; and (c) the negative impact of Covid-19 upon our business and upon the US economy.

We plan to expand our business by growing organically our South Africa operations and potentially expand our business into other Africa countries.

15

Results of Operations: For the 3 months ended November 30, 2021 and November 30, 2020

Revenues

Our revenues for the 3-month period ended November 30, 2021 and November 30, 2020 were $388,118 and $289,662, respectively, reflecting increased revenues of $98,456. The $98,456 of increased revenues is primarily attributable to the successful implementation of a new transaction type, DebiCheck, in South Africa resulting in growth in our South Africa transactional revenues.

DebiCheck is a new debit order transaction type built into our Loan Management Software and is our new revenue stream that assists consumers to make payments to lenders more effectively. DebiCheck was introduced by the Reserve Bank of South Africa and was brought in as a complete and compulsory replacement for the previous transaction types in the industry, namely AEDO and NAEDO, that we used before. We have a markup on the transaction fees of DebiCheck that we offer to clients and charge these fees per transaction processed.

Net Loss/Profit

We had a net profit of $16,820 and a net loss of $19,171 for the 3-months ended November 30, 2021 and November 30, 2020 , respectively, reflecting a decreased net loss of $35,991, which is primarily attributable to the growth of our South Africa business operations.

Expenses

We incurred total expenses of $251,049 and $235,059, respectively, for the 3-month period ended November 30, 2021 and 2020, reflecting increased expenses of $15,990, which is primarily attributable to an increase in general operational expenses due to growth in our South Africa operations..

Results of Operations: For the 9 months ended November 30, 2021 and November 30, 2020

Revenues

Our revenues for the 9-month period ended November 30, 2021 and 2020 were $1,081,624 and $733,640, respectively, reflecting increased revenues of $347,984. The $347,984 of increased revenues is primarily attributable to an increase in revenue in our South Africa operations due the successful implementation of DebiCheck.

16

Net Loss/Profit

We had a net loss of $314,381 and a net loss of $133,368 for the 9-months ended November 30, 2021 and 2020, respectively, reflecting an increased net loss of $181,013, which is primarily attributable to an increase in general operational expenses in our US operations.

Expenses

We incurred total expenses of $1,023,303 and $660,792, respectively, for the 9-month period ended November 30, 2021 and 2020, reflecting increased total expenses of $362,511, which is primarily attributable to an increase in general operational expenses in our US operations.

Liquidity and Capital Resources

We had working capital of $1,148 on November 30, 2021 and working capital of $8,172 at our fiscal year end of February 28, 2021, representing decreased working capital of $7,024.

Our net cash provided by operating activities was $189,927 and $2,586 for the 9 months ended November 30, 2021 and 2020 reflecting increased net cash provided by operating activities of $187,341.

Our net cash used in investing activities were $(3,383) and $(23,420) respectively, for the 9 months ended November 30, 2021 and 2020, reflecting decreased net cash used in investing activities of $20,037.

Our net cash provided by financing activities was $88,668 and $94,244 for the 9-month period ended November 30, 2021 and 2020, respectively, reflecting decreased net cash provided by financing activities of $5,576.

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

17

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

18

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
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2022

UPAY, INC.

By: /s/ Wouter A. Fouche
Wouter A. Fouche
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)
20