Form 10-K
period 2022-02-28
UPAY
filed 2022-06-16
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2022

or

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

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of August 31, 2021 ($0.35) per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $2,079,657.

As of June 16, 2022, there were 17,156,878 shares outstanding.

UPAY, Inc.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us”, UPAY, “Company”, and “us” refer to UPAY, Inc.

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

Recent Developments

(a)

We have previously Embarked on a Proof of Concept, web development project with LEWFIN AMERICA for their operations in Texas. We have a December 12, 2018, titled “Proof of Concept (“POC”) to Supply and Develop Software Systems Agreement” with LEWFIN AMERICA LLC to develop an online lending website for them and to further customize and develop our loan management system to the industry needs and the needs of LEWFIN in Texas. The POC would run for a period of 12 months and expire on January 7, 2020, however, we decided to continue with the agreement on a month-to-month basis because the input and feedback received from the LEWFIN group has been valuable. LEWFIN has since gone live with some of their branches on our software system. In exchange for the industry knowledge and input supplied by LEWFIN during this POC, UPAY will continue to make the website and loan management system available to LEWFIN free of charge on a month-to-month basis, following the expiration of the POC period. All new development and customization will remain our sole property. We plan to renegotiate with LEWFIN the terms of our arrangement with them, including LEWFIN’S paying for services rendered, including software rental, transaction fees and software development.

(b)	Completed software integrations with two US payment systems, namely Loan Payment Pro and Repay. We also integrated with a US credit bureau, Factor Trust, Clarity, and a Global document verifying company, Decision Logic. We completed integrations with Payliance, a payment system, Dot818 and Lead Envy who are lead providers in the US. We have also signed a Master Services Agreement with Yodlee, a Global bank account and transaction verification company in order to integrate their services to access consumer bank account information for customers and to make better credit decisions.

(c)	Due to the cumbersome process and the difficulties and delays experienced by some new UPAY clients, during the course of their company registrations, including regulator registrations, opening of bank accounts and opening accounts with various third-party vendors, UPAY explored the opportunity to look at easier ways to assist new clients with these registrations and to help facilitate the process on behalf of potential new clients. We believe that a group model would address the cumbersome and lengthy application processes of new clients to assist smaller lenders in accessing the credit market and to minimize the risk and compliance issues.

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

Our Board of Directors approved the adoption of such a group business as a separate structure and independent business to our existing business.

MiWay Finance, Inc. (“MiWay”) was incorporated in Texas on May 26, 2020. On June 10, 2020, UPAY entered into a Stock Purchase agreement with MiWay Finance, Inc whereby UPAY acquired 20,000,000 shares in MiWay in exchange for an investment of $20,000. This investment represents 48.66% of the shareholding held in MiWay. MiWay will run separate and independent from us but use our software, services and integrations exclusively for all its clients. MiWay will sign a Service Level Agreement with UPAY for services to be rendered, with agreed level of service and fees.

Products and Services

South African Business Operation:

Our South African subsidiary, Rent Pay (Pty) Ltd, currently provides a web-based client and loan administration software platform, the Automated Credit Provider Administration System, to registered lenders in South Africa, which we market under the name “ACPAS”.

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

In an effort to reduce the cost of our US operations, in November 2021, we decided to close the sales office in Grapevine Texas and to only keep the registered Dallas office at this point in time. As of February 2022, we no longer pursue US sales and operations because of: (a) the resignation of our previous Chief Executive Officer, Wouter Fouche, in February 2022 who was to direct our planned US operations and the need to appoint new staff; (b) need to raise adequate funding to pursue and complete a successful US rollout; and (c) our current staff resources are restrained and the time difference between the US and South Africa and the location of all our staff resources in South Africa and the lingering effects of Covid presents difficulties. We will focus our entire sales effort in Southern Africa, first to expand in South Africa and then into Namibia and Botswana.

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

We offer custom software development and general administration staff services to customers for development or administration services to be offered on a monthly basis.

US Operational Cost/Restructuring:

In order to reduce the cost of our US operations, we decided to close the sales office in Grapevine Texas and to only keep the registered Dallas office at this point in time. As of February 2022, we will no longer pursue US sales and operations, apart from our one US client, that we will keep in Texas, as we will focus on our African expansion in the near future. The US client that we have, is currently supported from our South African support centre.

Planned Business Operations in Africa

Revenue

Description	South Africa Revenue Segment
ACPAS - Monthly License Fee	$43.23
ACPAS Installation and Setup fee (One-time charge)	$79.80
Transaction Fee (Ave CTC /CTM per successful transaction)	2.8%
Ave volume of transactions/per month/per branch	500
Commission on insurance	Variable

(A transaction is defined as: a successful debit order collection through our debit order platform)

We will also provide custom website development services on a per quote basis.

Sales and Marketing Strategy South Africa

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

Events

We will arrange in-person marketing events together with industry leaders and opinion makers that will ensure personal interaction opportunities with potential clients that could result in a high conversion rate and quality leads on. During 2017, 2018, and 2019, 2020, 2021 and 2022 we attended conferences and engaged with industry leaders.

Seasonality

We do not have a seasonal business cycle in South Africa.

Raw Materials

We do not use raw materials in our business.

Target Market

Our target market consists of:

○	Online lenders;

○	Storefronts lenders;

○	Retail establishments

○	Lawyers, doctors, accountants; and

○	Athletic or other clubs that charge monthly fees

Reliance Upon One or a Few Customers

During our Fiscal Year 2022, 5 customers accounted for 76% of our revenues business in South Africa, as follows:

Customer % Mar 2021 – Feb 2022

Customer 1	31.55%
Customer 2	14.55%
Customer 3	10.80%
Customer 4	9.72%
Customer 5	9.66%
Customer 6	6.68%

Employees

We have 11 full-time employees: (a) our CEO/CFO, Jacob C Fölscher; (b) 1 operational director; (c) 1 financial director; (d) 1 scientific programmer; (e) 2 systems engineers; and (f) 1 accounting/bookkeeping person, 2 assistants, 2 Software developers. Our scientific programmer and system engineers and 2 Software developers will continue to provide support and technical assistance and modifications to our current ACPAS system and support development of future products and our current software. Most of our employees are located at our South African office working directly for the South Africa office.

To be Hired Employees

Contingent upon our revenues and adequate financing, we plan to hire 3 additional developers 2 sales representatives, 4 technical support staff members, 2 training consultants and 1 national sales manager.

Geographic Territory

Our products and services have been offered since June 2008 in all South Africa provinces and will continue to be so offered.

Competition

Our primary competitors in South Africa are

●	Compuscan

●	Delter

●	Mycomax

Each of the above competitors sell credit related software that is sold to lenders.

Competitive Advantages

○	We are a Cloud based system and there is no need for physical installation;

○	For the past 10 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;

○	South Africa has a non-paying culture as evidenced by market data.

Competitive Disadvantages

○	Our competitors in South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

○	Apart from the POC, we don’t have any operations in the US;

○	We will have substantial development of our business and software program to adopt to the various states; and

○	We have not tested our marketing or our product in the US.

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

South Africa Credit Regulations (The National Credit Act)

The National Credit Act (“NCA”) regulates the South Africa credit industry and was designed to protect consumer in the credit market and make credit and banking services more accessible. The Purpose of the NCA Act is to: promote a fair and non-discriminatory marketplace for access to consumer credit; regulate consumer credit and improve standards of Consumer information; prohibit certain unfair credit and credit marketing practices; promote responsible credit granting and use; prohibit reckless credit granting; provide for debt re-organization in case of over-indebtedness; to regulate credit information; and establish recourse for unfair credit practices. The NCA does this by simplifying and standardizing credit agreements and information disclosure; providing for the use of simple language that is easy to understand for comparing credit agreements from different credit providers; ensures all credit products are handled in the same way by credit providers; assisting over-indebted Consumers to restructure their debt with the help of a Debt Counselor (DC) and encourage responsible lending; regulates credit bureaus in terms of their Consumer information and records; establishing the National Credit Regulator (NCR) to regulate the entire credit market; and establishing the National Consumer Tribunal (CT) to adjudicate on Consumer complaints and disputes with credit providers, contraventions of The Act and decisions of the Regulator.

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

The NCA lists a number of consumer rights, which are protected by the Act. A party who breaches Consumer rights protected by the NCA commits an offence in terms of credit law, which enables Consumer recourse through the established dispute channels. The following are Consumer rights protected in the NCA:

○	To apply for credit

○	To be protected against discrimination in the granting of credit

○	To be informed why credit has not been granted, should you ask

○	To receive a free copy of your credit agreement

○	To receive a credit agreement in plain and simple language

○	To have your personal and financial information treated confidential

○	To understand all fees, costs, interest rates, the total installment and any other details

○	To say no to increases on your credit limit

○	To decide whether or not you want to be informed about products or services via telephone, SMS, mail or e-mail campaigns

○	To apply for debt counseling should you be overwhelmed by debt

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

Material Agreements

Verbal Agreement with Wouter Fouche

We had a verbal agreement with our previous Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $9,500 for our fiscal year 2022 based upon available funds.

However, Wouter Fouche resigned from all positions on February 3, 2022, including from all positions at any subsidiaries or affiliates, pursuant to a February 3, 2022, Share Purchase and Separation Agreement (the “Agreement”). In the Agreement, Wouter Fouche sold 7,125,000 of his 9,125,000 shares and three million seven hundred thousand (3,700,000) of MiWay Finance shares to us that were owned by Wouter Fouche for $240,000, which we have agreed to pay with a $150,000 cash payment within 10 days of the Effective Date and $10,000 per month for 9 consecutive months commencing April 1, 2022; Wouter Fouche retained an amount of 2,00,000 UPAY, Inc. shares pursuant to the Agreement. The 2,00,0000 of our shares are locked up for a period of eighteen (18) months from the closing date of the agreement and thereafter no more than five thousand (5,000) of the Retained Shares may be sold per month. The Agreement also provides for non-circumvention, non-derogation, non-solicitation provisions and Mr. Fouche will never solicit any of our employees, customers or vendors for any other business, work or project of any kind and shall take no action to interfere with, disrupt or harm our business in any manner. Further, Wouter Fouche will keep confidential, any and all information in his knowledge or possession about us or our business, finances or operations, our employees, officers, directors or agents. Wouter Fouche’s resignation was not in connection with any disagreement with our management regarding us, our operations, policies or practices.

Verbal Agreement with Jacob C Fölscher

We had verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $9,500 for our fiscal year 2021 based upon available funds. There will also be a 13th check as an annual bonus of $9,500 per year. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US, if applicable. The monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement. In addition, following the resignation of our former CEO, Mr Fölscher has also taken up the role of CEO.

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

We also have a October 11, 2021 Director Agreement with James S Byrd, for a period of 12 months, through October 11, 2022, to serve as director on the Company’s Board of Directors. Mr. Byrd is to perform such duties and responsibilities as are customarily related to such position in accordance with Company’s bylaws, Code of Ethics, and applicable law, including, but not limited to, assisting the Company in the following: (a) obtaining DTC eligibility for the Company’s common stock; (b) assisting in the Company’s Regulation A filing; (c) advise the Company on its public company and business needs. Mr. Byrd will be paid $5000 per month for his services.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

We pay monthly rent of $66.11 per month for our Texas office. Our office is adequate for our current needs. Our lease is on a month-to-month basis.

Rent Pay’s offices are located at Centurion, South Africa and comprised of 2475 square feet. The South Africa offices are composed of reception area, two boardrooms, one sales and, support floor, an administration office and 3 separate offices for management. There is also a fully fitted kitchen and entertainment area. Rent Pay pays monthly rent of $1,492 and its lease expires on 31 January 2023. The total office space currently is 2475 square feet as of 1 February 2021.

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

Common Stock

As of February 28, 2022, our common stock was held by 54 stockholders of record and we had 17,256,878.00 shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2021 and February 28, 2022.

Recent Accounting Pronouncements

The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2021 and February 28, 2022.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 2021 AND 2022

Results of Operations:  For the year ended February 28, 2021 and February 28, 2022

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 28, 2022 and February 28, 2021 were $1,458,809 and $1,110,397, respectively, reflecting increased revenues of $348,412. The $348,412 of increased revenues are primarily attributable to the gradual recovery of the industry out of the Covid-19 pandemic and transactional growth in our operations.

Net Profit/Net Loss

We had a net loss of $368,851 for the year ended February 28, 2022 and a net loss of $179,543 for the year February 28, 2021, reflecting an increased net loss of $189,308, which is primarily attributable to the increase in general administrative cost. We had a working capital deficit of $269,594 and a surplus of $8,172 at February 28, 2022 and February 28, 2021, respectively. The $269,594 of working capital deficit in fiscal year 2022 is primarily attributable to an increase in accounts payable and accrued liabilities.

Operating Expenses

We incurred total expenses of $1,276,525 and $984,390 for the years ended February 28, 2022 and February 28, 2021, respectively, reflecting an increase of $292,135 from fiscal year 2022 to fiscal year 2021. The increase in total expenses from the prior fiscal year is primarily attributable to an increase in general and administrative expenses.

Our net cash flows used in operating activities was $788,818 for the year ended February 29, 2022 compared to cash flows provided by operating activities of $(84,770) for the year ended February 28, 2021, representing an increase of $873,588.

Our net cash provided by investing activities were $(4,096) and $(25,905) for the years ended February 28, 2022 and February 28, 2021, respectively, reflecting a $21,809 decrease in net cash used in investing activities. This $21,809 decrease in net cash used in investing activities is primarily attributable to an investment made in the prior year of $ 20,000 compared to no investment in the current year.

Our net cash provided by financing activities was $83,459 and $126,342 for the fiscal years ended February 28, 2022 and February 28, 2021, respectively, representing a $42,883 decrease from fiscal year 2021 to fiscal year 2022.

We estimate that we will have operating costs of $735,000 for the remainder of fiscal year 2022 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $85,000 per month over the next 12 months from April 2022 to April 2023 include the following estimated expenditures:

Description

Rent $1613 per month,

Phone $1250 per month,

IT $1450 per month,

Legal fees $3500 per month,

Salaries $45,000 per month

These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $72,366 as of May 27, 2022 and our existing business in South Africa, although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.

Consolidated Financial Statements

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of UPAY, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UPAY, Inc. (the Company) as of February 28, 2022 and February 28, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and accumulated other comprehensive loss, and cash flows for each of the years in the two-year period ended February 28, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and February 28, 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below are matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to net loss during the year during the year ended February 28, 2022.

Going Concern

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

Houston, TX

June 16, 2022

UPAY, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2022	February 28, 2021
ASSETS

Current Assets

Cash and cash equivalents	$1,156,005	$307,949
Accounts receivable, net of allowance	92,633	106,318
Prepaid expenses and other current assets	3,408	5,052
Total Current Assets	1,252,046	419,319

Equity Method Investment (Note 3)	24,685	16,638
Property and Equipment, Net (Note 4)	57,529	98,725
Right-of-use Assets, Net (Note 5)	66,145	92,803
Deposit (Note 12)	51,784	—
Total Assets	$1,452,189	$627,485

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,283,800	$356,493
Due to related parties (Note 6)	53,151	—
Taxes payable	2,763	5,647
Current portion of notes payable (Note 7)	155,500	25,000
Current portion of lease liabilities (Note 8)	26,426	24,007
Total Current Liabilities	1,521,640	411,147

Non-Current Liabilities
Lease Liabilities (Note 8)	42,201	71,458
Notes Payable (Note 7)	143,800	77,800
Total Liabilities	1,707,641	560,405

Stockholders’ (Deficit) Equity

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,256,878 shares and 23,269,878 shares issued and outstanding, respectively	17,257	23,270
Additional Paid-in Capital	518,440	398,227
Common Stock Subscribed	—	51,977
Accumulated Deficit	(751,511)	(382,660)
Accumulated Other Comprehensive Loss	(39,638)	(23,734)
Total Stockholders’ (Deficit) Equity	(255,452)	67,080
Total Liabilities and Stockholders’ (Deficit) Equity	$1,452,189	$627,485

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 28,
	2022	2021
Revenue	$1,458,809	$1,110,397
Cost of Revenue	(505,400)	(299,842)
Gross Profit	953,409	810,555

Expenses
Amortization of right-of-use assets (Note 5)	10,317	10,917
Depreciation (Note 4)	45,129	44,032
General and administrative	1,221,079	929,441
Total Expenses	1,276,525	984,390

Loss Before Other Income (Expenses) and Income Taxes	(323,116)	(173,835)

Other Income (Expenses)
Other income	—	3,000
Interest income	3,097	2,354
Interest expense	(15,580)	(8,054)
Gain (loss) on equity method investment (Note 3)	8,047	(3,362)
Gain on sale of non-current assets	—	354
Loss Before Income Taxes	(327,552)	(179,543)
Provision for income taxes	(41,299)	—
Net Loss	(368,851)	(179,543)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(15,904)	2,561
Comprehensive Loss	$(384,755)	$(176,982)
Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.01)
Weighted-average Common Shares Outstanding – Basic and Diluted	23,904,133	23,257,186

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Loss

(Expressed in U.S. dollars)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total
Balance – February 29, 2020	23,255,310	$23,255	$393,142	—	$(203,117)	$(26,295)	$186,985
Issuance of common stock for cash	14,568	15	5,085	—	—	—	5,100
Common stock subscriptions received	—	—	—	34,200	—	—	34,200
Common stock issuable for services	—	—	—	17,777	—	—	17,777
Net loss	—	—	—	—	(179,543)	—	(179,543)
Foreign currency translation adjustments	—	—	—	—	—	2,561	2,561
Balance – February 28, 2021	23,269,878	$23,270	$398,227	$51,977	$(382,660)	$(23,734)	$67,080
Issuance of common stock for stock payable	12,000	12	4,188	(4,200)	—	—	—
Issuance of common stock for services	1,000,000	1,000	349,000	(47,777)	—	—	302,223
Cancellation of common stock	(7,025,000)	(7,025)	(232,975)	—	—	—	(240,000)
Net loss	—	—	—	—	(368,851)	—	(368,851)
Foreign currency translation adjustments	—	—	—	—	—	(15,904)	(15,904)
Balance – February 28, 2022	17,256,878	$17,257	$518,440	—	$(751,511)	$(39,638)	$(255,452)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended February 28, 2022	Year Ended February 28, 2021
Cash Flows from Operating Activities

Net Loss	$(368,851)	$(179,543)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	10,317	10,917
Common stock issuable for services	302,223	17,777
Depreciation	45,129	44,032
Interest expense on lease liability	6,934	3,791
(Gain) loss on equity method investment	(8,047)	3,362
Loss on theft of non-current assets	—	354
Non-cash lease expense	17,909	—
Deposits	(51,789)	—

Changes in operating assets and liabilities:
Accounts receivable	13,685	(11,326)
Prepaid expenses and other current assets	1,644	(1,615)
Accounts payable	824,501	23,506
Accrued expenses	9,921	3,975
Operating lease liability	(17,909)	—
Due to related parties	3,151	—
Net Cash Provided by (Used in) Operating Activities	788,818	(84,770)

Cash Flows from Investing Activities

Purchase of property and equipment	(4,096)	(5,905)
Cash paid for purchase of shares	—	(20,000)

Net Cash Used in Investing Activities	(4,096)	(25,905)

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	5,100
Proceeds from common stock subscriptions	—	34,200
Proceeds from shareholder promissory note	65,000	—
Proceeds from promissory notes	181,500	102,800
Payment for cancellation of common stock	(150,000)	—
Repayment of lease liabilities	(13,041)	(15,758)
Net Cash Provided by Financing Activities	83,459	126,342

Effect of Exchange Rate Changes on Cash	(20,125)	4,857
Change in Cash and Cash Equivalents	848,056	20,524
Cash and Cash Equivalents - Beginning of Year	307,949	287,425
Cash and Cash Equivalents - End of Year	$1,156,005	$307,949

Supplemental Disclosures of Cash Flow Information:
Interest paid	$15,580	$8,054
Income taxes paid	$41,299	$—
Promissory note transfer from related party to non-related party	$15,000	$—

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

As at February 28, 2022, the Company has recognized an allowance for doubtful accounts of $1,768 (2021 - $920).

e)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at February 28, 2022 and 2021.

f)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at February 28, 2022 and 2021.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the years ended February 28, 2022 and 2021. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Payroll transactions

Some of our client (lenders) have arrangements with employers where these employers deduct loan installments payable to the lender from the payroll of that employer, on behalf of the lender. The deduction is made from employees that have taken loans from the lender. We provide these payroll lenders with adequate reporting in our software, that can be used to help identify the amounts to be deducted from each individual consumer, with unique identifiers, which is sent to the employers. We also assist lenders to capture payments received from employers on our software in bulk, where requested.

We charge a payroll transaction fee to the lender, for each successful payment made in a month on the system. The fee is charged as a combined amount for the payments received on payroll for that month. The payroll transaction fees are set out and agreed to with the lender on the signed agreement they have with us. Our software system counts and accounts for each individual payment receipted, and this is generated on a payment report on our ACPAS software. We use this report for revenue recognition in our billing system. Revenue is recorded as a lump sum based on this report at the end of each month. If there are any payroll transaction fees, that still needs to be recognized at an end of a period, it is recorded as accounts receivable.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2022 and 2021, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2022, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Ownership Interest	$
Carrying cost at date of acquisition, June 10, 2020	48.66%	20,000
Equity losses in Miway	—	(3,362)
Net carrying value, February 28, 2021	48.66%	16,638
Equity income in Miway	—	8,047
Net carrying value, February 28, 2022	48.66%	24,685

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2022 Net Carrying Value	February 28, 2021 Net Carrying Value
Computer equipment	$11,608	$(7,470)	$4,138	$2,872
Computer software	206,000	(157,355)	48,645	89,845
Furniture and fixtures	10,482	(7,315)	3,167	5,117
Office equipment	5,116	(3,537)	1,579	891
Total	$233,206	$(175,677)	$57,529	$98,725

During the year ended February 28, 2022, the Company recorded depreciation expense of $45,129 (2021 - $44,032). During the year ended February 28, 2022, the Company acquired computer equipment of $nil (2021 - $1,820), office equipment of $4,096 (2021 - $2,485) and computer software of $nil (2021 - $1,600).

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	February 28, 2022 Net Carrying Value	February 28, 2021 Net Carrying Value
Right-of-use building (operating lease)	$65,621	$(14,120)	$51,501	$66,905
Right-of-use vehicles (finance lease)	51,138	(36,494)	14,644	25,898
Total	$116,759	$(50,614)	$66,145	$92,803

During the year ended February 28, 2022, the Company recorded rent expense of $17,909 (2021 - $nil) related to Company’s right-of-use building and amortization expense of $10,317 (2021 - $10,917) related to the Company’s right-of-use vehicles.

6.	Due to Related Parties

a)	On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 24, 2022. As at February 28, 2022, the Company has recognized accrued interest of $934, which is included in due to related parties. As at the date of filing, the note has not been repaid.

b)	On April 14, 2021, the Company entered into a promissory note with a third-party lender, who became a Director of the Company on October 11, 2021, for $15,000, which was unsecured, bore interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, the Director sold the promissory note to a third-party lender (note 7(d)) and any accrued interest was transferred to the lender.

c)	On September 7, 2021, the Company entered into a promissory note with the former CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 7, 2022. As at February 28, 2022, the Company has recognized accrued interest of $477, which is included in due to related parties. On March 2, 2022, the promissory note and accrued interest were forgiven as part of the Share Purchase and Separation Agreement described in Note 11.

d)	As at February 28, 2022, the Company owed $1,170 (2021 – $nil) to the former CEO of the Company for expenses incurred or expensed paid on behalf of the Company, which is non-interest bearing, unsecured and due on demand. On March 2, 2022, these expenses were forgiven as part of the Share Purchase and Separation Agreement described in Note 11.

e)	On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matures on March 7, 2022. As at February 28, 2022, the Company has recognized accrued interest of $477, which is included in due to related parties. As at the date of filing, the note has not been repaid.

f)	On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at February 28, 2022, the Company has recognized accrued interest of $93, which is included in due to related parties. As at the date of filing, the note has not been repaid.

g)	During the year ended February 28, 2022, the Company incurred salary expenses of $120,611 (2021 – $119,863) to the former CEO of the Company.

h)	During the year ended February 28, 2022, the Company incurred salary expenses of $124,990 (R1,853,205) (2021 – $115,409 (R1,848,321 and $2,750)) to the CEO of the Company.

i)	During the year ended February 28, 2022, the Company incurred directors’ fees of $25,000 (2021 – $nil) to a Director of the Company.

7.	Notes Payable

a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023. As at February 28, 2022, the Company has recognized accrued interest of $4,445 (2021 – $1,801), which is included in accounts payable and accrued liabilities.

b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Installment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at February 28, 2022, the Company has recognized accrued interest of $4,352 (2021 – $2,174), which is included in accounts payable and accrued liabilities. During the year ended February 28, 2022, the Company made interest payments of $780 (2021 - $nil).

c)	On April 14, 2021, the Company entered into a promissory note with a third-party lender for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at February 28, 2022, the Company has recognized accrued interest of $2,279, which is included in accounts payable and accrued liabilities.

d)	During the year ended February 28, 2022, a third-party lender purchased from a Director of the Company a promissory note in the amount of $15,000 (note 6(b)), which is unsecured, bears interest of 10% per annum and has an original maturity date of October 13, 2021. The maturity date was amended to October 13, 2023 during the year ended February 28, 2022. As at February 28, 2022, the Company has recognized accrued interest of $1,315, which is included in accounts payable and accrued liabilities.

e)	On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matures on April 26, 2022. As at February 28, 2022, the Company has recognized accrued interest of $901, which is included in accounts payable and accrued liabilities.

f)	On February 11, 2022, the Company entered into a promissory note with a third-party lender for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at February 28, 2022, the Company has recognized accrued interest of $605, which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $431 (R6,658) and $612 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the year ended February 28, 2022, the Company paid a total of $13,041 (2021 - $8,839) in principal and interest payments on the two motor vehicle leases.

On February 1, 2021, the company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,424 (R22,000) for the first year, $1,524 (R23,540) in the second year, $1,630 (R25,188) in the third year, and $1,745 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 28, 2022:

Years ending February 28:	Building Lease	Vehicle Leases	Total

2023	18,392	12,516	30,908
2024	19,679	6,190	25,869
2025	19,190	—	19,190

Net minimum lease payments	57,261	18,706	75,967
Less: amount representing interest payments	(5,759)	(1,581)	(7,340)

Present value of net minimum lease payments	51,502	17,125	68,627
Less: current portion	(15,267)	(11,159)	(26,426)

Long-term portion	$36,235	$5,966	$42,201

9.	Common Stock

a)	On April 15, 2021, the Company issued a total of 12,000 shares of common stock at $0.35 per share for proceeds of $4,200, which was received at February 28, 2021.

b)	On April 15, 2021, the Company issued 1,000,000 shares of common stock at $0.35 per share pursuant to a share purchase and service agreement for cash proceeds of $30,000, which was received at February 28, 2021, and 18 months of consulting services of which $17,777 of common stock issuable was accrued at February 28, 2021. During the year ended February 28, 2022, the Company recognized consulting expense of $302,223.

c)	On February 15, 2022, the Company repurchased 7,025,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

10.	Concentrations

The Company’s revenues were concentrated among five customers for the year ended February 28, 2022, and four customers for the year ended February 28, 2021:

Customer	Year Ended February 28, 2022

1	32%
2	15%
3	11%
4	10%
5	10%

Customer	Year Ended February 28, 2021

1	28%
2	11%
3	11%
4	7%

The Company’s receivables were concentrated among four customers as at February 28, 2022, and three customers as at February 28, 2021:

Customer	February 28, 2022

1	22%
2	10%
3	15%
4	15%

Customer	February 28, 2021

1	25%
2	19%
3	18%

11.	Commitments and Contingencies

On February 3, 2022 (the “Effective Date”), the former CEO of the Company and the Company entered into a Share Purchase and Separation Agreement with the following terms: (a) former CEO sells the Company 7,125,000 shares of common stock of the Company and 3,700,000 shares of common stock of MiWay Finance, Inc., for $240,000, payable with a $150,000 cash payment within 10 days of the Effective Date (“closing date”); and (b) $10,000 per month for 9 consecutive months commencing April 1, 2022; (c) the Company will pay the former CEO current salary through February 2022; (d) former CEO shall retain ownership of 2,000,000 shares of the Company’s common stock subject to a lockup/leak out whereby the former CEO is prohibited from selling any of the 2,000,000 Shares for a period of 18 months and thereafter, shall be permitted to sell no more than 5,000 shares per month. In addition, the former CEO agreed to forgive the $10,000 promissory note and accrued interest entered on September 7, 2021 (Note 6(c)) with the Company, as well as $1,170 in expenses incurred on behalf of the Company (Note 6(d)). As of February 28, 2022, the Company has received 7,025,000 of the 7,125,000 shares of common stock of the Company and has not received the 3,7000,000 shares of common stock of MiWay Finance, Inc. The transaction closed on March 2, 2022.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Deposit

On October 15, 2021, the Company paid a $51,784 (R800,000) deposit to set up an electronic funds transfer debit facility with a vendor. The deposit will remain for as long as the Company uses the facility.

13.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2022 and 2021. Rent Pay incurred an income tax expense of $41,299 for the year ended February 28, 2022 (2021 – $nil). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $756,000 (2021 – $325,000) at February 28, 2022, which starts to expire in 2037.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2022 and 2021.

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 28, 2022 and 2021, is summarized as follows:

	2022 $	2021 $

Loss before income taxes	(368,851)	(179,543)

Income tax recovery at statutory rates	(77,000)	(37,000)
Permanent differences	—	—
Temporary differences	75,000	8,000
Change in statutory, foreign tax, foreign exchange rates and other	43,299	29,000

Income tax expenses	41,299	—

The unrecognized deferred tax assets include US net operating losses as follows:

	2022 $	2021 $

Deferred tax assets:
Non-capital losses available for future periods	159,000	68,000
Valuation allowance	(159,000)	(68,000)

Deferred income taxes recovered	—	—

The Company has US net operating losses available to offset future taxable income as follows:

2016	$35,000
2017	78,000
2018	71,000
2019	6,000
2020	5,000
2021	130,000
2022	431,000
$756,000

14.	US Operational Cost/Restructuring of Operations

In order to reduce the cost of the Company’s US operations, the Company decided to close its sales office in Grapevine Texas and to only keep the registered Dallas office. As of February 2022, the Company will no longer drive US operations because apart from the one client the Company has in Texas, which is derived from the Company’s South Africa support centre, the Company will focus on its Africa based expansion in the near future.

There are no assets or liabilities applicable to the Company’s US operations for its fiscal year ended February 28, 2022 or its fiscal year February 28, 2021.

We derived no revenues from the Company’s US operations for its fiscal year ended February 28, 2022 or its fiscal year ended February 28, 2021.

The Company has total General and Administrative Expenses of $1,221,079 for its fiscal year ended February 28, 2022, $120,611 of which represents the Company’s former Chief Executive Officer’s salary during fiscal year 2022 and $11,379 of which represents the Company’s total rent expense for its sales office in Grapevine, Texas.

The Company has total General and Administrative Expenses of $929,441 for its fiscal year ended February 28, 2021, the following of which is applicable to the Company’s US operations: (a) $116,311 representing the Company’s former Chief Executive Officer’s salary during fiscal year 2021; (b) a bonus of $3,551 paid to our former CEO during fiscal year 2021; and (c) $11,379 of total rent expense for the Company’s sales office in Grapevine, Texas.

15.	Subsequent Event

On March 2, 2022, the Company received the remaining 100,000 shares of common stock of the Company and 3,700,000 shares of common stock of MiWay Finance, Inc. from the former CEO, pursuant to the Share Purchase and Separation Agreement described in Note 11. In relation to the agreement, the former CEO has forgiven the $10,000 promissory note and accrued interest of $477 as described in Note 6(c)) and $1,170 of expense owed to the former CEO as described in Note 6(d).

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 15, 2022. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 28, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended February 28, 2022 and 2021. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended June 15, 2022, that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Name:

Name:	Age	Position
James S Byrd	63	Director
Jacob Fölscher	43	President,CEO/CFO/CAO/COO/Director

Background of Officers and Directors

James S Byrd

James S Byrd has been our Director since October 11, 2021. James Byrd is a Florida Licensed Attorney and has practiced corporate and securities law since 1986. He has tried cases in state and federal court, FINRA, the Florida Supreme Court, and the US Court of Appeals. James Byrd has built, advised and managed companies from start up to publicly traded status. From 1998 to 200, he was Vice Chairman of Success Magazine. During the past 5 years, Jim has held the following officer/director positions:

●	2015 to Present - Legion Capital Corporation, a registered broker-dealer – Chairman/Chief Executive Officer/Director

●	2012 – 2015 - Engage Mobility, Inc., - a Mobile Technology Company – Chairman/Chief Executive Officer/Director

Jacob C. Fölscher

Jacob C Fölscher has been our President, Chief Operating Officer and Director since January 25, 2015 and our Chief Financial Officer/Chief Accounting Officer since June 10, 2016. He currently serves as Chief Executive Officer of UPAY Inc and is the cofounder. He has been the Operational director of Rent Pay (Pty) Ltd, since July 2008 and he currently serves as the Chief Executive Officer of Rent Pay (Pty) Ltd. Rent Pay (Pty) Ltd is our wholly owned subsidiary in South Africa and is a credit related Software Company. He was also the founder of Isidingo Financial Services (“Isidingo”) in March 2009. Isidingo is a micro lending company operating in Pretoria South Africa and still in operation today. From March 2006 to February 2009, Jacob Fölscher was the Regional Manager/Operations Manager of Credicor Financial Services, a micro lending firm operating in South Africa. From January 2004 to February 2006, he was the Group Accounting Officer for that same company and from January 2000 to December 2003, he was the NCR compliance officer and Branch Manager, also for Credicor.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name:	Position	Year	Salary	Bonus
Jacob C Folscher	CFO/COO	2021	$112,785.60	$10,009.05
Jacob C Folscher	CFO/COO	2022	$111,118.82	$9,339.59

Wouter A Fouche	Former CEO	2021	$116,311.42	$3,351.25
Wouter A Fouche	Former CEO	2022	$120,610.90	$0

James S Byrd	Director	2021	$0	$0
James S Byrd (Board of director compensation)	Director	2022	$37,000	$0

BOARD OF DIRECTOR COMPENSATION

We have only compensated one of our directors. James Byrd, $5,000 per month since October 2021 for director compensation since our inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 29, 2022 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name
Beneficial Owners over 5%
Wouter A. Fouche	2,040,000
Jacob C Fölscher	9,175,000
TWIN HARBOR WEB SOLUTIONS INC	2,030,000
James S Byrd	1,000,285
Emerging Markets Consulting, LLC	975,000
Executive Officers/Directors (2)

Jacob C Fölscher		9,175,000
James S Byrd		1,000,285
Total – All officers		10,175,285
Total – All over 5% shareholders and officers		15,220,285

We presently have 17,256,878 common shares outstanding. Of these shares, 2,831,593 common shares are held by non-affiliates and 14,425,285 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

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

2. Based on 17,256,878 issued and outstanding shares of common stock.

5. The principal of Twin Harbor Web Solutions is Michael McCloy, who has sole dispositive and voting power over the shares. The business address of Twin Harbor Web Solutions is 29 Creek Road, Bayville, NY 11709 US. Twin Harbor Web Solutions is a beneficial owner and a related party.

6. The address for Chief Executive Officer Jacob C. Fölscher is no 92 Jean avenue, Centurion 0157, South Africa.

7. Wouter Fouche’s ownership is composed of: (a) 2,000,000 shares he individually owns; (b) and (b) 40,000 shares owned by his wife, Desiree Fouche.

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

Verbal Agreements with our Founders

Verbal Agreement with Wouter Fouche

We had a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary was since increased to $9,000, for 2018 and 2019 and $9,500 for 2021 dependent on available funds. There is also a 13th check that is payable yearly. A $10,000 relocation expense for relocating to the US was also paid to Wouter Fouche previously. This monthly salary and $10,000 relocation expense already paid were the sole terms of this verbal agreement.

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

Emerging Markets Consulting, LLC (“EMC”) and James Painter, the owner of EMC, has made loans to us totaling the amount of $171,000, of which $130,000 is by James Painter and $41,000 by EMC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended February 28, 2021’ amounted to $58,227.

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

UPAY, Inc.

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher Chief Executive Officer/Chief Financial Officer/Chief Accounting Officer(Principal Executive Officer/Financial Officer)

Dated: June 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher Chief Executive Officer/Financial Officer/Chief Accounting Officer Principal Executive Officer/Principal Financial Officer

Dated: June 16, 2022

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher Director