Form 10-Q
period 2022-05-31
UPAY
filed 2022-07-28
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

The Company has 17,156,878 shares outstanding as of July 28, 2022.

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, Inc.

Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2022	February 28, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$438,610	$1,156,005
Accounts receivable, net of allowance	78,217	92,633
Prepaid expenses and other current assets	3,157	3,408

Total Current Assets	519,984	1,252,046

Equity Method Investment (Note 3)	—	24,685
Property and Equipment, Net (Note 4)	46,187	57,529
Right-of-use Assets, Net (Note 5)	59,524	66,145
Deposit (Note 12)	51,462	51,784
Total Assets	$677,157	$1,452,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$514,249	$1,283,800
Due to related parties (Note 6)	38,812	53,151
Taxes payable	2,746	2,763
Current portion of notes payable – Related party (Note 6)	155,000	—
Current portion of notes payable (Note 7)	50,500	155,500
Current portion of lease liabilities (Note 8)	27,155	26,426
Total Current Liabilities	788,462	1,521,640

Non-Current Liabilities
Lease Liabilities (Note 8)	34,709	42,201
Notes Payable – Related party (Note 6)	41,000	—
Notes Payable (Note 7)	77,800	143,800
Total Liabilities	941,971	1,707,641

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,156,878 shares and 17,256,878 shares issued and outstanding, respectively	17,157	17,257
Additional Paid-in Capital	508,642	518,440
Accumulated Deficit	(750,454)	(751,511)
Accumulated Other Comprehensive Loss	(40,159)	(39,638)
Total Stockholders’ Deficit	(264,814)	(255,452)
Total Liabilities and Stockholders’ Deficit	$677,157	$1,452,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2022	2021
Revenue	$375,643	$335,189
Cost of Revenue	(140,180)	(110,451)
Gross Profit	235,463	224,738

Expenses
Amortization of right-of-use assets (Note 5)	2,585	7,101
Depreciation (Note 4)	11,277	11,243
General and administrative	212,743	524,665
Total Expenses	226,605	543,009

Income (Loss) Before Other Income (Expenses) and Income Taxes	8,858	(318,271)

Other Income (Expenses)
Interest income	217	153
Interest expense	(8,036)	(4,099)
Loss on equity method investment (Note 3)	—	(3,754)
Gain on disposal of equipment	18	—

Income (Loss) Before Income Taxes	1,057	(325,971)
Provision for income taxes	—	—
Net Income (Loss)	1,057	(325,971)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(521)	4,879
Comprehensive Income (Loss)	$536	$(321,092)
Net Income (Loss) Per Share – Basic and Diluted	$0.00	$(0.01)
Weighted-average Common Shares Outstanding – Basic and Diluted	17,159,052	23,775,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total
Balance – February 29, 2021	23,269,878	$23,270	$398,227	$51,977	$(382,660)	$(23,734)	$67,080
Issuance of common stock for cash	12,000	12	4,188	(4,200)	—	—	—
Issuance of common stock for cash and services	1,000,000	1,000	349,000	(47,777)	—	—	302,223
Net loss	—	—	—	—	(325,971)	—	(325,971)
Foreign currency translation adjustments	—	—	—	—	—	4,879	4,879
Balance – May 31, 2021	24,281,878	$24,282	$751,415	—	$(708,631)	$(18,855)	$48,211
Balance – February 28, 2022	17,256,878	$17,257	$518,440	—	$(751,511)	$(39,638)	$(255,452)
Acquisition of Miway Finance Inc.	—	—	(21,545)	—	—	—	(21,545)
Cancellation of common stock	(100,000)	(100)	—	—	—	—	(100)
Settlement of related party note payable	—	—	11,747	—	—	—	11,747
Net Income	—	—	—	—	1,057	—	1,057
Foreign currency translation adjustments	—	—	—	—	—	(521)	(521)
Balance – May 31, 2022	17,156,878	$17,157	$508,642	—	$(750,454)	$(40,159)	$(264,814)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2021
Cash Flows from Operating Activities

Net Income (Loss)	$1,057	$(325,971)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of right-of-use assets	2,585	7,101
Common stock issuable for services	—	302,223
Depreciation	11,277	11,243
Interest expense on lease liability	450	1,956
Gain on disposal of equipment	(18)	—
Loss on equity method investment	—	3,754

Changes in operating assets and liabilities:
Accounts receivable	14,081	18,375
Prepaid expenses and other current assets	234	3,570
Accounts payable and accrued liabilities	(775,897)	38,810
Accrued expenses	—	5,705
Due to related parties	1,008	—

Net Cash Used in Operating Activities	(745,223)	(66,766)

Cash Flows from Investing Activities
Proceeds on disposal of property and equipment	883	—
Purchase of property and equipment	(831)	(690)

Net Cash Provided by (Used in) Investing Activities	52	(690)

Cash Flows from Financing Activities
Proceeds from shareholder promissory note	—	10,000
Proceeds from promissory notes	25,000	41,400
Repayment of lease liabilities	(3,164)	(7,895)

Net Cash Provided by Financing Activities	21,836	43,505

Effect of Exchange Rate Changes on Cash	5,940	4,496

Change in Cash and Cash Equivalents	(717,395)	114,077
Cash and Cash Equivalents - Beginning of Period	1,156,005	307,949

Cash and Cash Equivalents - End of Period	$438,610	$422,026

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,036	$400
Income taxes paid	$—	$—
Return and cancellation of common stock	$100	$—
Settlement of related party note payable	$11,747	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay is deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control (Note 3).

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company and its subsidiaries Rent Pay and Miway. All significant intercompany transactions and accounts have been eliminated in consolidation.

b)	Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2022, have been omitted.

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

As at May 31,2022, the Company has recognized an allowance for doubtful accounts of $2,635 (February 28, 2022 - $1,768).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at May 31, 2022, and February 28, 2022.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at May 31, 2022 and February 28, 2022.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the three months ended May 31, 2022 or 2021. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Credit Protection Insurance Commission

Some insurance companies offer insurance products on loans that cover the consumer for the full repayment of their debt to the lender, in case of unforeseen events. There is an insurance product from one of our suppliers (an insurance company) that we make available for the insurance company on our software program. In return for making this product available the insurance company would pay us monthly commission on premiums they received. This is a product offered by the insurance company directly to the consumer and we only make it available on our software platform. If this option is selected when a loan is created, an additional fee is added to the loan repayment amount. The software system calculates the insurance premiums and all premiums for a given month are paid by lenders to the insurance company, or lenders use our payment service and instruct us to manage the payments on their behalf. After receiving the premiums and supporting reports, the insurance company will then calculate and verify the premiums paid and premium claw back to this point and work out the commission payable based on the premiums received. Upon collection of the premiums, the insurance company will complete their final calculations and the insurance company will then pay all commissions earned by us and the lenders. We distribute the commission amounts due to the lenders within two days of receiving such payments from the insurance company. Revenue is recognized upon collection of the premiums from the consumers.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2022 and February 28, 2022, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2022, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

p)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Acquisition of Miway Finance Inc.

On June 10, 2020, the Company purchased 20,000,000 shares of Miway Finance Inc. (“Miway”) at $0.001 per share for a purchase price of $20,000, representing a 48.66% ownership interest. The Company previously accounted for its investment under the equity method.

Pursuant to the Share Purchase and Separation Agreement described in Note 11, the Company received 3,700,000 shares of common stock of MiWay Finance, Inc. from the former CEO on March 2, 2022, increasing the Company’s ownership interest to 57.66%. As a result, the Company obtained control over Miway and consolidated the balances and results of Miway effective March 2, 2022.

Assets acquired and liabilities assumed are reported at their historical carrying amounts and any difference between the proceeds transferred is recognized in additional paid-in capital. These consolidated financial statements include the accounts of Miway since the date of acquisition and the historical accounts of the Company since inception.

The assets and liabilities of Miway acquired are as follows:

March 2, 2022 $
Due from related party	3,700
Accounts payable	(560)
Net assets assumed	3,140

At the time of acquisition, the Company had paid a total of $24,685 for its ownership interest in Miway. Upon consolidation, the difference between the investment of $24,685 and the net assets assumed of $3,140 was recognized in additional paid-in capital.

Effective May 31, 2022, the Company’s ownership interest in Miway decreased to 48.32% and the CEO of the Company became the majority shareholder of both the Company and Miway. As a result of the common ownership, the change in control was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of May 31, 2022, which was the date that the majority shareholder acquired control of the Company and Miway and, therefore, held control over both companies.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pursuant to ASC 250-10 and ASC 805-50, the transaction resulted in a change in the reporting entity and was recognized retrospectively for all periods during which the entities were under common control. For common-control transactions that result in a change in the reporting entity and for which both receiving entity and the transferring entity were not under common control during the entire reporting period, it is necessary to determine which entity is the predecessor. The predecessor is the reporting entity deemed to be the receiving entity for accounting purposes in a common-control transaction. The predecessor is not always the entity that legally receives the net assets or equity interests transferred. Comparative financial information shall only be adjusted for periods during which the entities were under common control. Since common control between the Company and Miway did not occur until the current period, the comparative information does not need to be combined. Accordingly, for periods in which the combining entities were not under common control, the comparative financial statements presented are those of the entity that is determined to be the predecessor up to the date at which the entities became under common control. The Company was determined to be the predecessor entity and, therefore, was deemed to be the receiving entity for accounting purposes. Since the entities were consolidated immediately prior to the change of control, there was no impact from the common control transaction.

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2022 Net Carrying Value	February 28, 2022 Net Carrying Value
Computer equipment	$11,310	$(7,652)	$3,658	$4,138
Computer software	206,000	(167,654)	38,346	48,645
Furniture and fixtures	10,416	(7,704)	2,712	3,167
Office equipment	5,085	(3,614)	1,471	1,579
Total	$232,811	$(186,624)	$46,187	$57,529

During the three months ended May 31, 2022, the Company recorded depreciation expense of $11,277 (2021 - $11,243). During the three months ended May 31, 2022, the Company acquired computer equipment of $866 (2021 - $690), and office equipment of $nil (2021 - $690).

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2022 Net Carrying Value	February 28, 2022 Net Carrying Value
Right-of-use building (operating lease)	$65,213	$(17,701)	$47,512	$51,501
Right-of-use vehicles (finance lease)	50,820	(38,808)	12,012	14,644
Total	$116,033	$(56,509)	$59,524	$66,145

During the three months ended May 31, 2022, the Company recorded rent expense of $4,622 (2021 - $4,374) related to Company’s right-of-use building and amortization expense of $2,585 (2021 - $7,101) related to the Company’s right-of-use vehicles.

6.	Due to Related Parties

a)	On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at May 31, 2022, the Company has recognized accrued interest of $1,186 (February 28, 2022 – $934), which is included in due to related parties. As at the date of filing, the note has not been repaid.

b)	On September 7, 2021, the Company entered into a promissory note with the former CEO of the Company for $10,000, which was unsecured, bears interest of 10% per annum and was to mature on March 7, 2022. On March 2, 2022, the promissory note and accrued interest of $482 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11. As at May 31, 2022, the Company has recognized accrued interest of $nil (February 28, 2022 – $477), which was included in due to related parties.

c)	At May 31, 2022, the Company owed $nil (February 28, 2022 – $1,170) to the former CEO of the Company for expenses incurred or expensed paid on behalf of the Company, which was non-interest bearing, unsecured and due on demand. On March 2, 2022, these expenses of $1,170 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11.

d)	On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at May 31, 2022, the Company has recognized accrued interest of $729 (February 28, 2022 – $477) which is included in due to related parties. As at the date of filing, the note has not been repaid.

e)	On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at May 31, 2022, the Company has recognized accrued interest of $597 (February 28, 2022 – $93), which is included in due to related parties. As at the date of filing, the note has not been repaid.

f)	As at May 31, 2022, the Company was owed $3,700 (February 28, 2022 – $nil) from the CEO of the Company, which is unsecured, is non-interest bearing and due on demand.

g)	On April 14, 2021, the Company entered into a promissory note with a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at May 31, 2022, the Company has recognized accrued interest of $2,935 (February 28, 2022 – $2,279), which is included in accounts payable and accrued liabilities

h)	On February 11, 2022, the Company entered into a promissory note with a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at May 31, 2022, the Company has recognized accrued interest of $3,882 (February 28, 2022 – $605), which is included in accounts payable and accrued liabilities.

i)	During the year ended February 28, 2022, a third-party lender purchased from a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of October 13, 2021. The maturity date was amended to October 13, 2023 during the year ended February 28, 2022. As at May 31, 2022, the Company has recognized accrued interest of $1,693 (February 28, 2022 – $1,315) which is included in accounts payable and accrued liabilities.

j)	On May 2, 2022, the Company entered into a promissory note with a Director of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on March 2, 2023. As at May 31, 2022, the Company has recognized accrued interest of $199, which is included in accounts payable and accrued liabilities.

k)	During the three months ended May 31, 2022, the Company incurred salary expenses of $nil (2021 – $31,865) to the former CEO of the Company.

l)	During the three months ended May 31, 2022, the Company incurred salary expenses of $35,377 (R540,576) (2021 – $33,738 (R488,696)) to the CEO of the Company.

m)	During the three months ended May 31, 2022, the Company incurred directors’ fees of $17,000 (2021 – $nil) to a Director of the Company.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

7.	Notes Payable

a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023. As at May 31, 2022, the Company has recognized accrued interest of $5,075 (February 28, 2022 – $4,445), which is included in accounts payable and accrued liabilities.

b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at May 31, 2022, the Company has recognized accrued interest of $5,087 (February 28, 2022 – $4,352), which is included in accounts payable and accrued liabilities.

c)	On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on April 26, 2022. As at May 31, 2022, the Company has recognized accrued interest of $1,544 (February 28, 2022 – $901) which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $431 (R6,658) and $612 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the three months ended May 31, 2022, the Company paid a total of $3,164 (2021 - $8,839) in principal and interest payments on the two motor vehicle leases.

On February 1, 2021, the company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,415 (R22,000) for the first year, $1,514 (R23,540) in the second year, $1,620 (R25,188) in the third year, and $1,733 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of May 31, 2022:

Years ending February 28:	Building Lease	Vehicle Leases	Total
2023	$13,734	$9,329	$23,063
2024	19,557	6,152	25,709
2025	19,070	—	19,070
Net minimum lease payments	52,361	15,481	67,842
Less: amount representing interest payments	(4,849)	(1,129)	(5,978)
Present value of net minimum lease payments	47,512	14,352	61,864
Less: current portion	(15,758)	(11,397)	(27,155)
Long-term portion	$31,754	$2,955	$34,709

9.	Common Stock

On March 2, 2022, the Company repurchased 100,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

10.	Concentrations

The Company’s revenues were concentrated among five customers for the three months ended May 31, 2022, and 2021:

Customer	Three Months Ended May 31, 2022
1	23%
2	14%
3	13%
4	12%
5	9%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Customer	Three Months Ended May 31, 2021
1	34%
2	13%
3	10%
4	8%
5	8%

The Company’s receivables were concentrated among four customers as at May 31, 2022, and February 28, 2022:

Customer	May 31, 2022
1	21%
2	20%
3	12%
4	8%

Customer	February 28, 2022
1	22%
2	15%
3	15%
4	10%

11.	Commitments and Contingencies

On February 3, 2022 (the “Effective Date”), the former CEO of the Company and the Company entered into a Share Purchase and Separation Agreement with the following terms: (a) former CEO sells the Company 7,125,000 shares of common stock of the Company and 3,700,000 shares of common stock of MiWay Finance, Inc., for $240,000, payable with a $150,000 cash payment within 10 days of the Effective Date (“closing date”); and (b) $10,000 per month for 9 consecutive months commencing April 1, 2022; (c) the Company will pay the former CEO current salary through February 2022; (d) former CEO shall retain ownership of 2,000,000 shares of the Company’s common stock subject to a lockup/leak out whereby the former CEO is prohibited from selling any of the 2,000,000 Shares for a period of 18 months and thereafter, shall be permitted to sell no more than 5,000 shares per month. In addition, the former CEO agreed to forgive the $10,000 promissory note and accrued interest entered on September 7, 2021 (Note 6(b)) with the Company, as well as $1,170 in expenses incurred on behalf of the Company (Note 6(c)). As of February 28, 2022, the Company received 7,025,000 of the 7,125,000 shares of common stock of the Company. The transaction closed on March 2, 2022, and the Company received the remaining 100,000 shares of common stock of the Company and 3,700,000 shares of common stock of Miway Finance Inc.

Management has evaluated commitments and contingencies, and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Deposit

On October 15, 2021, the Company paid a $51,462 (R800,000) deposit to set up an electronic funds transfer debit facility with a vendor. The deposit will remain for as long as the Company uses the facility.

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our results are vulnerable to economic conditions;

●	Our ability to raise adequate working capital;

●	Loss of customers or sales weakness;

●	Inability to achieve sales levels or other operating results;

●	The unavailability of funds for expansion purposes;

●	Operational inefficiencies;

●	Increased competitive pressures from existing competitors and new entrants.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

●	Whether our system will be adaptable to our plans to expand to Africa countries

●	Whether we will develop interest in our software system in Africa countries

●	The level of activity of credit facilities and their need for our software

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2022, we do not have revenues sufficient to execute our business plan. We intend to fund our operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations: For the 3 months ended May 31, 2022 and May 31, 2021

Revenues

Our revenues for the 3-month period ended May 31, 2022 and 2021 were $375,643 and 335,189, respectively, reflecting increased revenues of $40,454, which increase is primarily attributable to the gradual recovery of the economy from the Covid-19 pandemic.

Net Loss/Profit

We had a net profit of $1,057 and a net loss of $325, 971 for the 3-months ended May 31, 2022 and 2021, respectively, reflecting a increase in net profit of $327,028, which is primarily attributable to the decrease in general and administrative expenses.

Operating Expenses

We incurred total operating expenses of $226,605 and $543,009, respectively, for the 3-month period ended May 31 2022 and 2021, reflecting a $316,404 decrease of total operating expenses, which is primarily attributable to a $311,922 decrease in general and administrative expenses. The decrease in general and administrative expenses is due to common stock issuable for services in 2021 in that period.

Liquidity and Capital Resources

We had a negative working capital of $268,478 on May 31, 2022 and negative working capital of $269,594 at our fiscal year ended February 29, 2022, representing a increase of $1,116 in working capital.

Our net cash used in operating activities was ($745,223) for the 3 months ended May 31, 2022 compared to $(66,766) for the 3 months ended May 31, 2021, representing a $678,457 increase in cash used in operating activities.

Our net cash used in investing activities were $52 and $(690), respectively, for 3 months ended May 31, 2022 and May 31, 2021, respectively.

Our net cash provided by financing activities were $21,836 and $43,505 for the 3-month period ended May 31, 2022 and May 31, 2021.

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

ART II – OTHER INFORMATION

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

Item 1A.   Risk Factors.

 As a smaller reporting company, we are not required to provide risk factors; however, we have disclosed herein risk factors pertinent to Covid-19.

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

Date: July 28, 2022

UPAY, INC.

By:	/s/ Jacob C. Folscher
Jacob C. Folscher Chief Executive Officer (Principal Executive Officer & Chief Executive Officer)
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)