Form 10-Q
period 2022-08-31
UPAY
filed 2022-10-18
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

The Company has 17,156,878 shares outstanding as of October 18, 2022

UPAY, Inc.

Consolidated Financial Statements

(unaudited)

UPAY, Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2022	February 28, 2022
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$366,822	$1,156,005
Accounts receivable, net of allowance	58,009	92,633
Prepaid expenses and other current assets	3,312	3,408

Total Current Assets	428,143	1,252,046

Equity Method Investment (Note 3)	—	24,685
Property and Equipment, Net (Note 4)	34,849	57,529
Right-of-use Assets, Net (Note 5)	48,623	66,145
Deposit (Note 12)	46,990	51,784

Total Assets	$558,605	$1,452,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$495,026	$1,283,800
Due to related parties (Note 6)	39,821	53,151
Taxes payable	—	2,763
Current portion of notes payable – Related party (Note 6)	155,000	—
Current portion of notes payable (Note 7)	50,500	155,500
Current portion of lease liabilities (Note 8)	24,454	26,426

Total Current Liabilities	764,801	1,521,640

Non-Current Liabilities

Lease Liabilities (Note 8)	26,134	42,201
Notes Payable – Related party (Note 6)	41,000	—
Notes Payable (Note 7)	77,800	143,800
Total Liabilities	909,735	1,707,641

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,156,878 shares and 17,256,878 shares issued and outstanding, respectively	17,157	17,257
Additional Paid-in Capital	508,642	518,440
Accumulated Deficit	(825,776)	(751,511)
Accumulated Other Comprehensive Loss	(51,153)	(39,638)
Total Stockholders’ Deficit	(351,130)	(255,452)
Total Liabilities and Stockholders’ Deficit	$558,605	$1,452,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021

Revenue	$320,981	$358,317	$696,624	$693,506
Cost of Revenue	(130,971)	(127,417)	(271,151)	(237,868)

Gross Profit	190,010	230,900	425,473	455,638

Expenses

Amortization of right-of-use assets (Note 5)	2,401	7,137	4,986	14,238
Depreciation (Note 4)	11,198	11,295	22,475	22,538
General and administrative	243,822	213,132	456,565	737,796
Total Expenses	257,421	231,564	484,026	774,572

Loss Before Other Income (Expenses) and Income Taxes	(67,411)	(664)	(58,553)	(318,934)

Other Income (Expenses)

Interest income	460	194	677	347
Interest expense	(8,371)	(4,574)	(16,407)	(8,673)
Loss on equity method investment (Note 3)	—	(4,822)	—	(8,577)
Gain on disposal of equipment	—	—	18	—
Loss Before Income Taxes	(75,322)	(9,866)	(74,265)	(335,837)

Provision for income taxes	—	—	—	—

Net Loss	(75,322)	(9,866)	(74,265)	(335,837)

Other Comprehensive Loss

Foreign currency translation adjustments	(10,994)	(5,777)	(11,515)	(898)
Comprehensive Loss	$(86,316)	$(15,643)	$(85,780)	$(336,735)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted-average Common Shares Outstanding – Basic and Diluted	17,156,878	24,281,878	17,157,965	24,028,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Subscribed	Deficit	Loss	Total

Balance – February 29, 2021	23,269,878	$23,270	$398,227	$51,977	$(382,660)	$(23,734)	$67,080
Issuance of common stock for cash	12,000	12	4,188	(4,200)	—	—	—
Issuance of common stock for cash and services	1,000,000	1,000	349,000	(47,777)	—	—	302,223
Net loss	—	—	—	—	(335,837)	—	(335,837)
Foreign currency translation adjustments	—	—	—	—	—	(898)	(898)
Balance – August 31, 2021	24,281,878	$24,282	$751,415	—	$(718,497)	$(24,632)	$32,568

Balance – February 28, 2022	17,256,878	$17,257	$518,440	—	$(751,511)	$(39,638)	$(255,452)
Acquisition of Miway Finance Inc.	—	—	(21,545)	—	—	—	(21,545)
Cancellation of common stock	(100,000)	(100)	—	—	—	—	(100)
Settlement of related party note payable	—	—	11,747	—	—	—	11,747
Net loss	—	—	—	—	(74,265)	—	(74,265)
Foreign currency translation adjustments	—	—	—	—	—	(11,515)	(11,515)
Balance – August 31, 2022	17,156,878	$17,157	$508,642	—	$(825,776)	$(51,153)	$(351,130)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended August 31, 2022	Six Months Ended August 31, 2021

Cash Flows from Operating Activities

Net Loss	$(74,265)	$(335,837)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of right-of-use assets	4,986	14,238
Common stock issuable for services	—	302,223
Depreciation	22,475	22,538
Interest expense on lease liability	808	3,813
Gain on disposal of equipment	(18)	—
Loss on equity method investment	—	8,577

Changes in operating assets and liabilities:
Accounts receivable	23,160	44,179
Prepaid expenses and other current assets	(235)	(15,710)
Accounts payable and accrued liabilities	(733,464)	47,564
Accrued expenses	—	7,926
Due to related parties	2,017	1,420
Net Cash (Used in) Provided by Operating Activities	(754,536)	100,931

Cash Flows from Investing Activities

Proceeds on disposal of property and equipment	852	—
Purchase of property and equipment	(1,222)	(1,717)
Net Cash Used In Investing Activities	(370)	(1,717)

Cash Flows from Financing Activities

Proceeds from shareholder promissory note	—	10,000
Proceeds from promissory notes	25,000	41,780
Repayment of lease liabilities	(6,102)	(15,827)
Net Cash Provided by Financing Activities	18,898	35,953
Effect of Exchange Rate Changes on Cash	(53,175)	(1,006)
Change in Cash and Cash Equivalents	(789,183)	134,161
Cash and Cash Equivalents - Beginning of Period	1,156,005	307,949
Cash and Cash Equivalents - End of Period	$366,822	$442,110

Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,407	$780
Income taxes paid	$—	$—

Non-cash investing and financing activities
Return and cancellation of common stock	$100	$—
Settlement of related party note payable	$11,747	$—

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

As at August 31,2022, the Company has recognized an allowance for doubtful accounts of $4,494 (February 28, 2022 - $1,768).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at August 31, 2022, and February 28, 2022.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at August 31, 2022 and February 28, 2022.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the six months ended August 31, 2022 or 2021. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

m)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2022 and February 28, 2022, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2022, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2022 Net Carrying Value	February 28, 2022 Net Carrying Value
Computer equipment	$10,920	$(7,456)	$3,464	$4,138
Computer software	206,000	(177,955)	28,045	48,645
Furniture and fixtures	9,512	(7,431)	2,081	3,167
Office equipment	4,652	(3,393)	1,259	1,579
Total	$231,084	$(196,235)	$34,849	$57,529

During the six months ended August 31, 2022, the Company recorded depreciation expense of $22,475 (2021 - $22,538). During the six months ended August 31, 2022, the Company acquired computer equipment of $1,222 (2021 - $1,027), and office equipment of $nil (2021 - $690).

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	August 31, 2022 Net Carrying Value	February 28, 2022 Net Carrying Value
Right-of-use building (operating lease)	$59,546	$(19,571)	$39,975	$51,501
Right-of-use vehicles (finance lease)	46,404	(37,756)	8,648	14,644
Total	$105,950	$(57,327)	$48,623	$66,145

During the six months ended August 31, 2022, the Company recorded rent expense of $8,914 (2021 - $4,385) related to Company’s right-of-use building and amortization expense of $4,986 (2021 - $14,238) related to the Company’s right-of-use vehicles.

6.	Due to Related Parties

a)	On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at August 31, 2022, the Company has recognized accrued interest of $1,438 (February 28, 2022 – $934), which is included in due to related parties. As at the date of filing, the note has not been repaid.

b)	On September 7, 2021, the Company entered into a promissory note with the former CEO of the Company for $10,000, which was unsecured, bears interest of 10% per annum and was to mature on March 7, 2022. On March 2, 2022, the promissory note and accrued interest of $482 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11. As at August 31, 2022, the Company has recognized accrued interest of $nil (February 28, 2022 – $477), which was included in due to related parties.

c)	At August 31, 2022, the Company owed $nil (February 28, 2022 – $1,170) to the former CEO of the Company for expenses incurred or expensed paid on behalf of the Company, which was non-interest bearing, unsecured and due on demand. On March 2, 2022, these expenses of $1,170 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11.

d)	On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at August 31, 2022, the Company has recognized accrued interest of $981 (February 28, 2022 – $477) which is included in due to related parties. As at the date of filing, the note has not been repaid.

e)	On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at August 31, 2022, the Company has recognized accrued interest of $1,102 (February 28, 2022 – $93), which is included in due to related parties. As at the date of filing, the note has not been repaid.

f)	As at August 31, 2022, the Company was owed $3,700 (February 28, 2022 – $nil) from the CEO of the Company, which is unsecured, is non-interest bearing and due on demand.

g)	On April 14, 2021, the Company entered into a promissory note with a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at August 31, 2022, the Company has recognized accrued interest of $3,590 (February 28, 2022 – $2,279), which is included in accounts payable and accrued liabilities

h)	On February 11, 2022, the Company entered into a promissory note with a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at August 31, 2022, the Company has recognized accrued interest of $7,159 (February 28, 2022 – $605), which is included in accounts payable and accrued liabilities.

i)	During the year ended February 28, 2022, a third-party lender purchased from a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of October 13, 2021. The maturity date was amended to October 13, 2023 during the year ended February 28, 2022. As at August 31, 2022, the Company has recognized accrued interest of $2,071 (February 28, 2022 – $1,315) which is included in accounts payable and accrued liabilities.

j)	On May 2, 2022, the Company entered into a promissory note with a Director of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on March 2, 2023. As at August 31, 2022, the Company has recognized accrued interest of $829, which is included in accounts payable and accrued liabilities.

k)	During the six months ended August 31, 2022, the Company incurred salary expenses of $nil (2021 – $60,261) to the former CEO of the Company.

l)	During the six months ended August 31, 2022, the Company incurred salary expenses of $63,567 (R1,007,218) (2021 – $62,822 (R907,728)) to the CEO of the Company.

m)	During the six months ended August 31, 2022, the Company incurred directors’ fees of $32,000 (2021 – $nil) to a Director of the Company.

7.	Notes Payable

a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023. As at August 31, 2022, the Company has recognized accrued interest of $5,705 (February 28, 2022 – $4,445), which is included in accounts payable and accrued liabilities.

b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at August 31, 2022, the Company has recognized accrued interest of $5,822 (February 28, 2022 – $4,352), which is included in accounts payable and accrued liabilities.

c)	On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on April 26, 2022. As at August 31, 2022, the Company has recognized accrued interest of $2,187 (February 28, 2022 – $901) which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $391 (R6,658) and $555 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the six months ended August 31, 2022, the Company paid a total of $6,102 (2021 - $6,691) in principal and interest payments on the two motor vehicle leases.

On February 1, 2021, the company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,292 (R22,000) for the first year, $1,383 (R23,540) in the second year, $1,479 (R25,188) in the third year, and $1,583 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2022:

Years ending February 28:	Building Lease	Vehicle Leases	Total
2023	$8,393	$5,679	$14,072
2024	17,857	5,616	23,473
2025	17,413	—	17,413
Net minimum lease payments	43,663	11,295	54,958
Less: amount representing interest payments	(3,688)	(682)	(4,370)
Present value of net minimum lease payments	39,975	10,613	50,588
Less: current portion	(14,935)	(9,519)	(24,454)
Long-term portion	$25,040	$1,094	$26,134

9.	Common Stock

On March 2, 2022, the Company repurchased 100,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

10.	Concentrations

The Company’s revenues were concentrated among five customers for the six months ended August 31, 2022, and three customers for the six months ended August 31, 2021:

Customer	Six Months Ended August 31, 2022

1	22%
2	16%
3	12%
4	10%
5	8%

Customer	Six Months Ended August 31, 2021

1	35%
2	14%
3	10%

The Company’s receivables were concentrated among four customers as at August 31, 2022, and February 28, 2022:

Customer	August 31, 2022

1	32%
2	15%
3	9%
4	5%

Customer	February 28, 2022

1	22%
2	15%
3	15%
4	10%

11.	Commitments and Contingencies

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

13.	Subsequent Event

On September 1, 2022, the Company entered into an agreement with a new director for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In addition, the Company agreed to reimburse the director for all reasonable business expense incurred during the term in accordance with the Company’s expense reimbursement guidelines.

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our results are vulnerable to economic conditions;

●	Our ability to raise adequate working capital;

●	Loss of customers or sales weakness;

●	Inability to achieve sales levels or other operating results;

●	The unavailability of funds for expansion purposes;

●	Operational inefficiencies;

●	Any further outbreaks of Covid-19 may negatively impact our business, results of operations and financial condition and could adversely affect the economies and financial markets worldwide, including closures of certain businesses, travel limitations, and requirements that individuals stay at home or shelter in place.

●	Increased competitive pressures from existing competitors and new entrants.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

●	Whether our system will be adaptable to other countries besides South Africa

●	Whether we will develop interest in our software system in other countries we plan to expand into

●	The level of activity of credit facilities and their need for our software

Results of Operations: For the 3 months ended August 31, 2022 and August 31, 2021

Revenues

Our revenues for the 3-month period ended August 31, 2022 and 2021 were $320,981 and $358,317 respectively, reflecting decreased revenues of $37,336. The $37,336 of decreased revenues is primarily attributable to a decrease in transaction volumes in our South Africa operations.

Net Loss/Profit

We had a net loss of $75,322 and a net loss of $9,866 for the 3-months ended August 31, 2022 and 2021, respectively, reflecting an increased net loss of $65,456, which is primarily attributable to our decrease in revenue for the period.

Expenses

We incurred total expenses of $257,421 and $231,564, respectively, for the 3-month period ended August 31, 2022 and 2021, reflecting increased expenses of 25,857 which is primarily attributable to an increase in general and administrative expenses.

Results of Operations: For the 6 months ended August 31, 2022 and August 31, 2021

Revenues

Our revenues for the 6-month period ended August 31, 2022 and 2021 were $696,624 and $693,506, respectively, reflecting increased revenues of $3,118. The increased revenues amount of $3,118 is not material enough to account for what factor is primarily attributable to the increased revenues of $3,118.

Net Loss/Profit

We had a net loss of $74,265 and a net loss of $335,837 for the 6-months ended August 31, 2022 and 2021 , respectively, reflecting a decreased net loss of $261,572, which is primarily attributable to an increase in general and administrative expenses.

Expenses

We incurred total expenses of $484,026 and $774,572, respectively, for the 6-month period ended August 31, 2022 and 2021, reflecting decreased total expenses of $290,546, which is primarily attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

We had negative working capital of $336,658 on August 31, 2022 and negative working capital of $269,594 at our fiscal year end of February 28, 2022, representing increased negative working capital of $67,064.

Our net cash used in operating activities was negative $754,536 and $100,931 for the 6 months ended August 31, 2022 and 2021 reflecting increased net cash used in operating activities of $855,467.

Our net cash used in investing activities were negative $370 and negative $1,717, respectively, for the 6 months ended August 31, 2022 and 2021, reflecting decreased net cash used in investing activities of $1,347.

Our net cash provided by financing activities was $18,898 and $35,953 for the 6-month period ended August 31, 2022 and 2021, respectively, reflecting decreased net cash provided by financing activities of $17,055.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: October 18, 2022

UPAY, INC.

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Executive Officer / Chief Financial Officer
/Chief Accounting Officer)