Form 10-Q
period 2022-11-30
UPAY
filed 2023-01-20
CIK 1677897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

The Company has 17,156,878 shares outstanding as of January 20, 2023.

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, Inc.

Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2022	February 28, 2022
	(Unaudited)

ASSETS

Current Assets

Cash and Cash Equivalents	$561,765	$1,156,005
Accounts Receivable, Net of Allowance	65,989	92,633
Prepaid Expenses and Other Current Assets	3,704	3,408

Total Current Assets	631,458	1,252,046

Equity Method Investment (Note 3)	—	24,685
Property and Equipment, Net (Note 4)	27,284	57,529
Right-of-use Assets, Net (Note 5)	40,922	66,145
Deposit (Note 12)	47,129	51,784

Total Assets	$746,793	$1,452,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$652,724	$1,283,800
Due to Related Parties (Note 6)	40,818	53,151
Taxes Payable	—	2,763
Current Portion of Notes Payable – Related Party (Note 6)	211,000	130,000
Current Portion of Notes Payable (Note 7)	50,500	—
Current Portion of Lease Liabilities (Note 8)	21,332	26,426

Total Current Liabilities	976,374	1,496,140

Non-Current Liabilities

Lease Liabilities (Note 8)	21,079	42,201
Notes Payable – Related Party (Note 6)	—	41,000
Notes Payable (Note 7)	77,800	128,300
Total Liabilities	1,075,253	1,707,641

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,156,878 shares and 17,256,878 shares issued and outstanding, respectively.	17,157	17,257
Common Stock Issuable	20,000	—
Additional Paid-in Capital	508,642	518,440
Accumulated Deficit	(824,684)	(751,511)
Accumulated Other Comprehensive Loss	(49,575)	(39,638)
Total Stockholders’ Deficit	(328,460)	(255,452)
Total Liabilities and Stockholders’ Deficit	$746,793	$1,452,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021

Revenue	$325,345	$388,118	$1,021,969	$1,081,624
Cost of Revenue	(146,037)	(132,856)	(417,188)	(370,724)

Gross Profit	179,308	255,262	604,781	710,900

Expenses

Amortization of right-of-use assets (Note 5)	2,176	2,298	7,162	7,766
Depreciation (Note 4)	11,327	11,304	33,802	33,842
General and administrative	157,420	237,447	613,985	981,695

Total Expenses	170,923	251,049	654,949	1,023,303

Income (Loss) Before Other Income (Expenses) and Income Taxes	8,385	4,213	(50,168)	(312,403)

Other Income (Expenses)

Interest income	600	260	1,277	607
Interest expense	(8,169)	(4,225)	(24,576)	(10,580)
Gain on settlement of lease (Note 8)	277	—	277	—
Gain on disposal of equipment	(1)	—	17	—
Gain on equity method investment (Note 3)	—	16,572	—	7,995

Income (Loss) Before Income Taxes	1,092	16,820	(73,173)	(314,381)

Provision for income taxes	—	—	—	—

Net Income (Loss)	1,092	16,820	(73,173)	(314,381)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	1,578	(16,191)	(9,937)	(17,089)

Comprehensive Income (Loss)	$2,670	$629	$(83,110)	$(331,470)

Net Income (Loss) Per Share – Basic	$0.00	$0.00	$(0.00)	$(0.01)

Net Income (Loss) Per Share – Diluted	$0.00	$0.00	$(0.00)	$(0.01)
Weighted-average Common Shares Outstanding – Basic and Diluted	17,156,878	24,281,878	17,157,605	24,112,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

							Accumulated
			Additional	Common	Common		Other
	Common Stock		Paid-in	Stock	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Subscribed	Deficit	Loss	Total

Balance – February 28, 2021	23,269,878	$23,270	$398,227	$—	$51,977	$(382,660)	$(23,734)	$67,080

Issuance of common stock for cash	12,000	12	4,188	—	(4,200)	—	—	—

Issuance of common stock for cash and services	1,000,000	1,000	349,000	—	(47,777)	—	—	302,223

Net loss	—	—	—	—	—	(314,381)	—	(314,381)

Foreign currency translation adjustments	—	—	—	—	—	—	(17,089)	(17,089)

Balance – November 30, 2021	24,281,878	24,282	751,415	—	—	(697,041)	(40,823)	37,833

Balance – February 28, 2022	17,256,878	$17,257	$518,440	—	—	$(751,511)	$(39,638)	$(255,452)

Acquisition of Miway Finance Inc.	—	—	(21,545)	—	—	—	—	(21,545)

Cancellation of common stock	(100,000)	(100)	—	—	—	—	—	(100)

Common stock issuable for services	—	—	—	20,000	—	—	—	20,000

Settlement of related party note payable	—	—	11,747	—	—	—	—	11,747

Net loss	—	—	—	—	—	(73,173)	—	(73,173)

Foreign currency translation adjustments	—	—	—	—	—	—	(9,937)	(9,937)

Balance – November 30, 2022	17,156,878	$17,157	$508,642	$20,000	—	$(824,684)	$(49,575)	$(328,460)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended November 30, 2022	Nine Months Ended November 30, 2021

Cash Flows from Operating Activities

Net Loss	$(73,173)	$(314,381)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	7,162	7,766
Common stock issuable for services	20,000	302,223
Depreciation	33,802	33,842
Gain on disposal of equipment	(17)	—
Gain on equity method investment	—	(7,995)
Gain on settlement of lease	(277)	—
Interest expense on lease liability	1,065	2,120

Changes in operating assets and liabilities:
Accounts receivable	14,264	44,347
Prepaid expenses and other current assets	(622)	(63,237)
Accounts payable and accrued liabilities	(545,492)	184,072
Accounts payable – related party	3,014	1,170

Net Cash (Used in) Provided by Operating Activities	(540,274)	189,927

Cash Flows from Investing Activities

Proceeds on disposal of property and equipment	821	—
Purchase of property and equipment	(5,074)	(3,383)

Net Cash Used in Investing Activities	(4,253)	(3,383)

Cash Flows from Financing Activities

Proceeds from shareholder promissory note	—	47,093
Proceeds from promissory notes	40,000	51,500
Repayment of lease liabilities	(8,823)	(9,925)

Net Cash Provided by Financing Activities	31,177	88,668

Effect of Exchange Rate Changes on Cash	(80,890)	(16,822)

Change in Cash and Cash Equivalents	(594,240)	258,390

Cash and Cash Equivalents - Beginning of Period	1,156,005	307,949

Cash and Cash Equivalents - End of Period	$561,765	$566,339

Supplemental Disclosures of Cash Flow Information:

Interest paid	$—	$8,269
Income taxes paid	$—	$—

Non-cash investing and financing activities:

Return and cancellation of common stock	$100	—
Settlement of related party note payable	$11,747	—

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

As at November 30, 2022, the Company has recognized an allowance for doubtful accounts of $4,798 (February 28, 2022 - $1,768).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at November 30, 2022, and February 28, 2022.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at November 30, 2022, and February 28, 2022.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the nine months ended November 30, 2022, or 2021. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at November 30, 2022 and 2021, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2022, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2022 Net Carrying Value	February 28, 2022 Net Carrying Value
Computer equipment	$11,929	$(7,922)	$4,007	$4,138
Computer software	206,000	(188,255)	17,745	48,645
Furniture and fixtures	9,540	(7,735)	1,805	3,167
Motor vehicle	2,789	(235)	2,554	—
Office equipment	4,666	(3,493)	1,173	1,579
Total	$234,924	$(207,640)	$27,284	$57,529

During the nine months ended November 30, 2022, the Company recorded depreciation expense of $33,802 (2021 - $33,842). During the nine months ended November 30, 2022, the Company acquired $2,194 of computer equipment and $2,880 of motor vehicle which was previously leased.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	November 30, 2022 Net Carrying Value	February 28, 2022 Net Carrying Value
Right-of-use building (operating lease)	$59,723	$(23,108)	$36,615	$51,501
Right-of-use vehicles (finance lease)	25,034	(20,727)	6,392	14,644
Total	$84,757	$(43,835)	$40,922	$66,145

During the nine months ended November 30, 2022, the Company recorded rent expense of $12,890 (2021 - $13,551) related to Company’s right-of-use building and amortization expense of $7,162 (2021- $7,766) related to the Company’s right-of-use vehicles. During the nine months ended November 30, 2022, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $2,153 and a remaining lease liability of $2,430, resulting in a gain on settlement of lease of $277.

6.	Due to Related Parties

a)	On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at November 30, 2022, the outstanding principal is $10,000 (February 28, 2022 – $10,000) and the Company has recognized accrued interest of $1,688 (February 28, 2022 – $934), which is included in due to related parties.

b)	On September 7, 2021, the Company entered into a promissory note with the former CEO of the Company for $10,000, which was unsecured, bears interest of 10% per annum and was to mature on March 7, 2022. On March 2, 2022, the promissory note and accrued interest of $482 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11. As at November 30, 2022, the Company has recognized accrued interest of $nil (February 28, 2022 – $477), which was included in due to related parties.

c)	As at November 30, 2022, the Company owed $nil (February 28, 2022 – $1,170) to the former CEO of the Company for expenses incurred or expensed paid on behalf of the Company, which was non-interest bearing, unsecured and due on demand. On March 2, 2022, these expenses of $1,170 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11.

d)	On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at November 30, 2022, the outstanding principal is $10,000 (February 28, 2022 – $10,000) and the Company has recognized accrued interest of $1,230 (February 28, 2022 – $477) which is included in due to related parties.

e)	On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at November 30, 2022, the outstanding principal is $20,000 (February 28, 2022 – $20,000) and the Company has recognized accrued interest of $1,600 (February 28, 2022 – $93), which is included in due to related parties.

f)	As at November 30, 2022, the Company was owed $3,700 (February 28, 2022 – $nil) from the CEO of the Company, which is unsecured, non-interest bearing, due on demand and is included in due to related parties.

g)	On April 14, 2021, the Company entered into a promissory note with a company controlled by a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at November 30, 2022, the outstanding principal is $26,000 (February 28, 2022 – $26,000) and the Company has recognized accrued interest of $4,238 (February 28, 2022 – $2,279), which is included in accounts payable and accrued liabilities.

h)	On February 11, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at November 30, 2022, the outstanding principal is $130,000 (February 28, 2022 – $130,000) and the Company has recognized accrued interest of $10,400 (February 28, 2022 – $605), which is included in accounts payable and accrued liabilities.

i)	During the year ended February 28, 2022, a third-party lender purchased from a company controlled by a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of October 13, 2021. The maturity date was amended to October 13, 2023 during the year ended February 28, 2022. As at November 30, 2022, the outstanding principal is $15,000 (February 28, 2022 – $15,000) and the Company has recognized accrued interest of $2,445 (February 28, 2022 – $1,315), which is included in accounts payable and accrued liabilities.

j)	On May 2, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on March 2, 2023. As at November 30, 2022, the outstanding principal is $25,000 (February 28, 2022 – $nil) and the Company has recognized accrued interest of $1,452, which is included in accounts payable and accrued liabilities.

k)	On September 9, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matures on September 9, 2023. As at November 30, 2022, the outstanding principal is $15,000 (February 28, 2022 – $nil) and the Company has recognized accrued interest of $337, which is included in accounts payable and accrued liabilities.

l)	During the nine months ended November 30, 2022, the Company incurred salary expenses of $nil (2021 – $89,326) to the former CEO of the Company.

m)	During the nine months ended November 30, 2022, the Company incurred salary expenses of $89,672 (R1,473,859) (2021 – $91,377 (R1,335,129)) to the CEO of the Company.

n)	During the nine months ended November 30, 2022, the Company incurred directors’ fees of $37,000 (2021 – $10,000) to a Director of the Company.

7.	Notes Payable

a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023. As at November 30, 2022, the Company has recognized accrued interest of $6,329 (February 28, 2022 – $4,445), which is included in accounts payable and accrued liabilities.

b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at November 30, 2022, the Company has recognized accrued interest of $6,550 (February 28, 2022 – $4,352), which is included in accounts payable and accrued liabilities.

c)	On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matures on April 26, 2022. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at November 30, 2022, the Company has recognized accrued interest of $2,822 (February 28, 2022 – $901), which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $405 (R6,658) and $575 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the nine months ended November 30, 2022, the Company paid a total of $8,823 (2021 - $9,925) in principal and interest payments on the two motor vehicle leases.

On November 14, 2022, the Company settled one of the motor vehicle finance leases for a settlement fee of $2,880 (R47,351) resulting in a gain on settlement of $277 (R4,549). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on January 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base rental rate is $1,339 (R22,000) for the first year, $1,432 (R23,540) in the second year, $1,532 (R25,188) in the third year, and $1,640 (R26,951) in the final year of the lease. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2022:

Years ending February 28:	Building Lease	Vehicle Leases	Total
2023	$4,257	$1,671	$5,928
2024	17,911	4,457	22,368
2025	17,465	—	17,465
Net minimum lease payments	39,633	6,128	45,761
Less: amount representing interest payments	(3,018)	(332)	(3,350)
Present value of net minimum lease payments	36,615	5,796	42,411
Less: current portion	(15,536)	(5,796)	(21,332)
Long-term portion	$21,079	$—	$21,079

9.	Common Stock

On March 2, 2022, the Company repurchased and cancelled 100,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

10.	Concentrations

The Company’s revenues were concentrated among four customers for the nine months ended November 30, 2022, and three customers for the nine months ended November 30, 2021

Customer	Nine Months Ended November 30, 2022
1	22%
2	16%
3	11%
4	11%

Customer	Nine Months Ended November 30, 2021
1	33%
2	15%
3	11%

The Company’s receivables were concentrated among three customers as at November 30, 2022, and February 28, 2022:

Customer	November 30, 2022
1	36%
2	13%
3	12%

Customer	February 28, 2022
1	22%
2	15%
3	15%
4	10%

11.	Commitments and Contingencies

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

On September 1, 2022, the Company entered into an agreement with a new director for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In addition, the Company agreed to reimburse the director for all reasonable business expenses incurred during the term in accordance with the Company’s expense reimbursement guidelines. As at November 30, 2022, the Company recognized shares issuable of $20,000.

On October 8, 2022, the Company signed an addendum to add temporary office space to their current lease of 92 Jean Avenue. The base rental rate is $365 (R6,000) per month and is due at the beginning of each month. The rental term commences on November 1, 2022 and expires on January 31, 2023.

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our results are vulnerable to economic conditions;

●	Our ability to raise adequate working capital;

●	Loss of customers or sales weakness;

●	Inability to achieve sales levels or other operating results;

●	The unavailability of funds for expansion purposes;

●	Operational inefficiencies;

●	Increased competitive pressures from existing competitors and new entrants.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

●	Whether our system will be adaptable to the needs of enterprises located in other countries

●	Whether we will develop interest in our software system in enterprises of located in other countries

●	The level of activity of credit facilities and their need for our software

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

Results of Operations: For the 3 months ended November 30, 2022 and November 30, 2021

Revenues

Our revenues for the 3-month period ended November 30, 2022 and 2021 were $325,345 and $388,118, respectively, reflecting decreased revenues of $62,773. The $62,773 of decreased revenues is primarily attributable to the difference in the exchange rate between Dollar and Rand between the two years.

Net Loss/Profit

We had a net profit of $1,092 and $16,820 for the 3-months ended November 30, 2022 and 2021, respectively, reflecting an decreased net profit of $15,728, which is primarily attributable to the decrease in revenues.

Expenses

We incurred total expenses of $170,923 and $251,049, respectively, for the 3-month period ended November 30, 2022 and 2021, reflecting decreased expenses of $80,126, which is primarily attributable to a decrease in general administrative expenses.

Results of Operations: For the 9 months ended November 30, 2022 and November 30, 2021

Revenues

Our revenues for the 9-month period ended November 30, 2022 and 2021 were $1,021,969 and $1,081,624, respectively, reflecting decreased revenues of $59,655. The $59,655 of decreased revenues is primarily attributable to the difference in the exchange rate between Dollar and Rand between the two years.

Net Loss/Profit

We had a net loss of $73,173 and $314,381 for the 9-months ended November 30, 2022 and 2021, respectively, reflecting an decreased net loss of $241,208, which is primarily attributable to a decrease in expenses.

Expenses

We incurred total expenses of $654,949 and $1,023,303, respectively, for the 9-month period ended November 30, 2022 and 2021, reflecting decreased total expenses of $368,354, which is primarily attributable to a decrease in general administrative expenses.

Liquidity and Capital Resources

We had a working capital deficit of $344,916 on November 30, 2022 and a working capital deficit of $244,094 at our fiscal year end of February 28, 2022, representing increased working capital deficit of $100,822.

Our net cash used by operating activities was $(540,275) for the 9 months ended November 30, 2022 compared to cash provided by operating activities of $189,927 for the 9 months ended November 30, 2021, reflecting increased net cash used by operating activities of $730,202.

Our net cash used in investing activities were $(4,253) and $(3,383) respectively, for the 9 months ended November 30, 2022 and 2021, reflecting increased net cash used in investing activities of $870.

Our net cash provided by financing activities was $31,177 and $88,668 for the 9-month period ended November 30, 2022 and 2021, respectively, reflecting decreased net cash provided by financing activities of $57,491.

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

Date: January 20, 2023

UPAY, INC.

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)