Form 10-K
period 2023-02-28
UPAY
filed 2023-06-26
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2023

or

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
 No
☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 1, 2023 ($0.50) per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $ 3,940,939.

As of June 16, 2022, there were
17,190,211
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

Recent Developments

(a)	On 1 March 2023 we appointed Randall F. Greene as our director and Chief Operations Officer.

(b)
Completed the development of our standalone funeral cover software program The standalone funeral cover software program will be launched in July 2023 and will enable us to sell funeral cover products directly to the public in South Africa, through our existing Juristic Representative agreement in place. Funeral cover is an insurance product that insures a person’s life, in order for his family who are the beneficiaries of the insurance product, to be able to cover the expenses associated with the funeral.

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

In an effort to reduce the cost of our US operations, in November 2021, we decided to close the sales office in Grapevine Texas and to only keep the registered Dallas office at this point in time. As of February 2022, we no longer pursue US sales and operations because of: (a) the resignation of our previous Chief Executive Officer, Wouter Fouche, in February 2022 who was to direct our planned US operations and the need to appoint new staff; (b) need to raise adequate funding to pursue and complete a successful US rollout; and (c) our current staff resources are restrained and the time difference between the US and South Africa and the location of all our staff resources in South Africa and the lingering effects of Covid presents difficulties. We will focus most of our sales effort in Southern Africa, first to expand in Southern Africa. We are currently also looking at potential expansion opportunities in the US since our appointment of Randall Greene as our Chief Operating Officer/Director.

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

US Operational Cost/Restructuring:

In order to reduce the cost of our US operations, we decided to close the sales office in Grapevine Texas and to only keep the registered Dallas office at this point in time. As of February 2022, we decided to no longer pursue US sales and operations, apart from our one US client, that we will keep in Texas, as we will focus on our African expansion in the near future. The US client that we have, is currently supported from our South African support centre..

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

Sales and Marketing Strategy South Africa

We provide a cloud-based loan origination software platform that enables businesses to grant loans, sell products, pay bills and monthly subscription on terms. Our marketing activities to date in South Africa have primarily consisted of contacting potential sales leads and making presentations and attending a yearly conference that we do with Micro Finance South Africa. We also run monthly Google ads and Facebook marketing campaigns, through external marketing companies.

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

Events

We will arrange in-person marketing events together with industry leaders and opinion makers that will ensure personal interaction opportunities with potential clients that could result in a high conversion rate and quality leads on. During 2017, 2018, and 2019, 2020, 2021,2022 and 2023, we attended conferences and engaged with industry leaders.

3

Seasonality

We do not have a seasonal business cycle in South Africa.

Raw Materials

We do not use raw materials in our business.

Target Market

Our target market consists of:

●	Online lenders;

●	Storefronts lenders;

●	Retail establishments

●	Lawyers, doctors, accountants; and

●	Athletic or other clubs that charge monthly fees

Reliance Upon One or a Few Customers

During our Fiscal Year 2023, 4 customers accounted for 62.59% of our revenues business in South Africa, as follows:

Customer % Mar 2022 – Feb 2023

Customer	Percentage
Customer 1	22%
Customer 2	18%
Customer 3	12%
Customer 4	11%

Employees

We have 16 full-time employees: (a) our CEO/CFO, Jacob C Fölscher; (b) 1 operational director; (c) 1 financial director; (d) 1 scientific programmer; (e) 4 systems engineers; and (f) 2 accounting/bookkeeping person, 2 assistants, 4 Software developers. Our scientific programmer and system engineers and 3 Software developers will continue to provide support and technical assistance and modifications to our current ACPAS system and support development of future products and our current software. Most of our employees are located at our South African office working directly for the South Africa office.

To be Hired Employees

Contingent upon our revenues and adequate financing, we plan to hire 3 additional developers 2 sales representatives, 4 technical support staff members, 2 training consultants and 1 national sales manager.

Geographic Territory

Our products and services have been offered since June 2008 in all South Africa provinces and will continue to be so offered.

Competition

Our primary competitors in South Africa are

●	Compuloan

●	Delter

●	Mycomax

Each of the above competitors sell credit related software that is sold to lenders.

Competitive Advantages

●	We are a Cloud based system and there is no need for physical installation;

●
For the past 10 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;

●	South Africa has a non-paying culture as evidenced by market data.

Competitive Disadvantages

●	Our competitors in South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

●	Apart from the POC, we don’t have any operations in the US;

●	We will have substantial development of our business and software program to adopt to the various states; and

●	We have not tested our marketing or our product in the US.

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

The NCA lists a number of consumer rights, which are protected by the Act. A party who breaches Consumer rights protected by the NCA commits an offence in terms of credit law, which enables Consumer recourse through the established dispute channels. The following are Consumer rights protected in the NCA:

●	To apply for credit

●	To be protected against discrimination in the granting of credit

●	To be informed why credit has not been granted, should you ask

●	To receive a free copy of your credit agreement

●	To receive a credit agreement in plain and simple language

●	To have your personal and financial information treated confidential

●	To understand all fees, costs, interest rates, the total installment and any other details

●	To say no to increases on your credit limit

●	To decide whether or not you want to be informed about products or services via telephone, SMS, mail or e-mail campaigns

●	To apply for debt counseling should you be overwhelmed by debt

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

Verbal Agreement with Jacob C Fölscher

We had verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $9,500 for our fiscal year 2021 based upon available funds. There will also be a 13 th
check as an annual bonus of $9,500 per year. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US, if applicable. The monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement. In addition, following the resignation of our former CEO Mr. Fouche, Mr Fölscher has also taken up the role of CEO and Mr. Fölscher currently also serves as our CEO.

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

Agreements with James Byrd

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

We also had an October 11, 2021 Director Agreement with James S Byrd, for a period of 12 months, through October 11, 2022, to serve as director on the Company’s Board of Directors. Mr. Byrd is to perform such duties and responsibilities as are customarily related to such position in accordance with Company’s bylaws, Code of Ethics, and applicable law, including, but not limited to, assisting the Company in the following: (a) obtaining DTC eligibility for the Company’s common stock; (b) assisting in the Company’s Regulation A filing; (c) advise the Company on its public company and business needs. Jim  Byrd was paid $5000 per month for his services.

On November 2, 2022, we decided not to renew the James Byrd Director Agreement for an additional 12 months of Board Service, which decision was not in connection with any disagreement with our management regarding us, our operations, policies or practices.

We have a
September 1, 2022
Director Agreement with Pieter A Swanepoel, for a period of 12 months, through
August 31, 2023
, to serve as our director . Mr. Swanepoel is to perform such duties and responsibilities as are customarily related to such position in accordance with Company’s bylaws, Code of Ethics, and applicable law, including, but not limited to, assisting the Company in the following:
(a) assisting the Company with its cash flow planning and forecasts for budget and financial planning purposes; (b) assisting in the Company with preparing financial information ; (c) advise the Company on group structuring and business and financial needs (collectively, the “Services”).
Mr. Swanepoel will be paid
100, 000 (One Hundred Thousand) restricted common shares of the Company, over a 12-month period, for his services.

We have a
March 1, 2023
Director Agreement with Randall F Greene, for a period of 12 months, through
February 29, 2024
, to serve as our director.   We also have a March 1, 2023 Officer Agreement with Randall F Greene to serve as our Chief Operations Officer (“COO”).   Pursuant to these agreement, Randall Greene is to perform such duties and responsibilities as are customarily related to those  positions,  including, but not limited to, assisting us  in the following: a) identifying and assessing potential acquisitions ; (b) assisting in as Regulation A filing if pursued; (c) advise and assist us  on  public company and business strategy; (d) represent us as our as COO, including to establish its business presence in the US, (e) assist us in opening  bank accounts (f) establish business relationships with service providers and establish other business relationships; . Randall Greene will be paid 100,000   shares for his Director Agreement for the 12 month period and 700,000 shares in return for his COO services.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

We pay monthly rent of $70.40 per month for our Texas office. Our office is adequate for our current needs. Our lease is on a month-to-month basis.

Rent Pay’s offices are located at Centurion, South Africa and comprised of 2905 square feet. The South Africa offices are composed of reception area, two boardrooms, one sales and, support floor, an administration office and 3 separate offices for management and three toilets. There is also a fully fitted kitchen and entertainment area. Rent Pay pays monthly rent of $1,776 and its lease expires on 31 January 2025. The total office space currently is 2905 square feet as of 1 February 2021.

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

Common Stock

As of February 28, 2023, our common stock was held by 53 stockholders of record and we had
17,190,211
shares of common stock issued and outstanding.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2023 and February 28, 2022.

Recent Accounting Pronouncements

The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2023 and February 28, 2022.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 2022 AND 2023

Results of Operations:
For the year ended February 28, 2023 and February 28, 2022

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 28, 2023 and February 29, 2022 were $1,359,991  and $1,458,809, respectively, reflecting decreased revenues of $98,818, which  decreased revenues are primarily attributable to the weakening of the Rand to the Dollar exchange rate and the fact that our revenue is generated in South African Rand.
Net Profit/Net Loss

We had a net loss of $(135,487) for the year ended February 28, 2023 and a net loss of $(368,851) for the year February 29, 2022, reflecting a decreased net loss of $233,364, which decreased net loss is primarily attributable to a decrease in general and administrative expenses. We had a working capital deficit of $(387,233) and $(269,594) at February 28, 2023 and February 29, 2022, respectively. The $(387,233) of working capital deficit  in fiscal year 2023 is primarily attributable to an increase in the current portion of notes that became payable in the period.

Operating Expenses

We incurred total expenses of $874,362 and $1,276,525 for the years ended February 28, 2023 and February 29, 2022, respectively, reflecting a decrease of $402,163 from fiscal year 2023 to fiscal year 2022. The decrease in total expenses from the prior fiscal year is primarily attributable to $819,826 of general and administrative expenses from fiscal year 2023 compared to $1,221,079 from fiscal year 2022, representing a $401,253 decrease in general and administrative expenses.

Our net cash flows used in operating activities was $(360,436) for the year ended February 28, 2023 compared to cash flows provided by operating activities of $788,818 for the year ended February 29, 2022, representing a decrease of net cash flowed used in operating activities of $1,149,254.

Our net cash provided by investing activities were $(7,177) ) and $(4,096) for the years ended February 28, 2023 and February 29, 2022, respectively, reflecting a $3,081  increase in net cash used in investing activities.

Our net cash provided by financing activities was $29,592 and $83,459 for the fiscal years ended February 28, 2023 and February 29, 2022, respectively, representing a $53,867 decrease from fiscal year 2023 to fiscal year 2022.

We estimate that we will have operating costs of $1,086,923 from June 15  , 2023 to the remainder of fiscal year 2023 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $132,846  over the next 12 months from June 2023 to June 2024 including the following estimated expenditures:

Description	$ Amount
Rent $24,000	$2900
Phone $11,675	$1000
IT $28,500	$600
Legal fees $32,000	$3500
Salaries $387,450	$50000
SEC reporting $48,000	$6000

These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $209,913 as of June 14, 2021 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.
Consolidated Financial Statements

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of UPAY, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of UPAY, Inc. (the Company) as of February 28, 2023 and February 28, 2022, and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity and accumulated other comprehensive loss, and cash flows for each of the years in the two-year period ended February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and February 28, 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board(United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As discussed in Note 2, the Company has a going concern due to net loss during the year during the year ended February 28, 2023.

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

Houston, TX
June 26, 2023

UPAY, Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2023	February 28, 2022

ASSETS

Current Assets

Cash and cash equivalents	$662,991	$1,156,005
Accounts receivable, net of allowance	68,447	92,633
Prepaid expenses and other current assets	1,564	3,408

Total Current Assets	733,002	1,252,046

Equity Method Investment (Note 3)	–	24,685
Property and Equipment, Net (Note 4)	17,061	57,529
Right-of-use Assets, Net (Note 5)	39,905	66,145
Deposit (Note 12)	43,289	51,784

Total Assets	$833,257	$1,452,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$760,613	$1,283,800
Due to related parties (Note 6)	29,580	3,151
Taxes payable	4,766	2,763
Current portion of lease liabilities (Note 8)	22,133	26,426
Current portion of notes payable (Note 7)	52,143	155,500
Current portion of notes payable – Related party (Note 6)	251,000	50,000

Total Current Liabilities	1,120,235	1,521,640

Non-Current Liabilities

Lease Liabilities (Note 8)	18,892	42,201
Notes Payable (Note 7)	76,157	143,800
Total Liabilities	1,215,284	1,707,641

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,190,211 shares and 17,256,878 shares issued and outstanding, respectively.	17,190	17,257
Common Stock Issuable	13,334	–
Additional Paid-in Capital	535,275	518,440
Accumulated Deficit	(886,998)	(751,511)
Accumulated Other Comprehensive Loss	(60,828)	(39,638)
Total Stockholders’ Deficit	(382,027)	(255,452)
Total Liabilities and Stockholders’ Deficit	$833,257	$1,452,189

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 28,
	2023	2022

Revenue	$1,359,991	$1,458,809
Cost of Revenue	(574,870)	(505,400)

Gross Profit	785,121	953,409

Expenses

Amortization of right-of-use assets (Note 5)	8,342	10,317
Depreciation (Note 4)	46,194	45,129
General and administrative	819,826	1,221,079

Total Expenses	874,362	1,276,525

Loss Before Other Income (Expenses) and Income Taxes	(89,241)	(323,116)

Other Income (Expenses)

Interest income	4,185	3,097
Interest expense	(32,870)	(15,580)
Gain on settlement of lease (Note 8)	273	–
Gain on disposal of equipment	17	–
Gain on equity method investment (Note 3)	–	8,047

Loss Before Income Taxes	(117,636)	(327,552)

Provision for income taxes	(17,851)	(41,299)

Net Loss	(135,487)	(368,851)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(21,190)	(15,904)

Comprehensive Loss	$(156,677)	$(384,755)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)
Weighted-average Common Shares Outstanding – Basic and Diluted	17,160,531	23,904,133

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)

							Accumulated
			Additional	Common	Common		Other
	Common Stock		Paid-in	Stock	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Subscribed	Deficit	Loss	Total

Balance – February 28, 2021	23,269,878	$23,270	$398,227	$–	$51,977	$(382,660)	$(23,734)	$67,080

Issuance of common stock for cash	12,000	12	4,188	–	(4,200)	–	–	–

Issuance of common stock for cash and services	1,000,000	1,000	349,000	–	(47,777)	–	–	302,223

Cancellation of common stock	(7,025,000)	(7,025)	(232,975)	–	–	–	–	(240,000)

Net loss	–	–	–	–	–	(368,851)	–	(368,851)

Foreign currency translation adjustments	–	–	–	–	–	–	(15,904)	(15,904)

Balance – February 28, 2022	17,256,878	$17,257	$518,440	–	–	$(751,511)	$(39,638)	$(255,452)

Acquisition of Miway Finance Inc.	–	–	(21,545)	–	–	–	–	(21,545)

Cancellation of common stock	(100,000)	(100)	–	–	–	–	–	(100)

Common stock issued for services	33,333	33	26,633		–	–	–	26,666

Common stock issuable for services	–	–	–	13,334	–	–	–	13,334

Settlement of related party note payable	–	–	11,747	–	–	–	–	11,747

Net loss	–	–	–	–	–	(135,487)	–	(135,487)

Foreign currency translation adjustments	–	–	–	–	–	–	(21,190)	(21,190)

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	–	$(886,998)	$(60,828)	$(382,027)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended February 28, 2023	Year Ended February 28, 2022

Cash Flows from Operating Activities

Net Loss	$(135,487)	$(368,851)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	8,342	10,317
Common stock issued or issuable for services	40,000	302,223
Depreciation	46,194	45,129
Gain on disposal of equipment	(17)	–
Gain on equity method investment	–	(8,047)
Gain on settlement of lease	(273)	–
Interest expense on lease liability	1,204	6,934
Deposits	–	(51,789)

Changes in operating assets and liabilities:
Accounts receivable	8,335	13,685
Prepaid expenses and other current assets	1,426	1,644
Accounts payable and accrued liabilities	(362,566)	834,422
Accounts payable – related party	31,776	3,151

Net Cash (Used in) Provided by Operating Activities	(361,066)	788,818

Cash Flows from Investing Activities

Purchase of property and equipment	(7,987)	(4,096)
Proceeds received on disposal of property and equipment	810	–

Net Cash Used in Investing Activities	(7,177)	(4,096)

Cash Flows from Financing Activities

Proceeds from shareholder promissory note	–	65,000
Proceeds from promissory notes	40,000	181,500
Payment for cancellation of common stock	–	(150,000)
Repayment of lease liabilities	(10,408)	(13,041)

Net Cash Provided by Financing Activities	29,592	83,459

Effect of Exchange Rate Changes on Cash	(154,363)	(20,125)

Change in Cash and Cash Equivalents	(493,014)	848,056

Cash and Cash Equivalents - Beginning of Year	1,156,005	307,949
Cash and Cash Equivalents - End of Year	$662,991	$1,156,005

Supplemental Disclosures of Cash Flow Information:

Interest paid	$32,870	$15,580
Income taxes paid	$15,126	$41,299

Non-cash Investing and Financing Activities:

Promissory note transfer from related party to non-related party	$–	$15,000
Return and cancellation of common stock	$100	$–
Settlement of related party note payable	$11,747	$–

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

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company.  Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources and financial results.

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

c)
Cash and Cash Equivalents

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company’s accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As at February 28, 2023, the Company did not have any cash held in U.S. institutions in excess of the FDIC insured limit.

d)
Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at February 28, 2023, the Company has recognized an allowance for doubtful accounts of $2,022 (2022 - $1,768).

e)
Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at February 28, 2023, and 2022.

f)
Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at February 28, 2023, and 2022.

g)
Value of Financial Instruments

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy in accordance with ASC 820, “
Fair Value Measurements and Disclosures
”. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the year ended February 28, 2023, or 2022. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

h)	Foreign Currency Translation

Management has adopted ASC 830, “
Foreign Currency Translation Matters
”, as the functional currency of the Company is the South African rand and the reporting currency is U.S. dollars. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the period are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive loss.

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

The Company recognizes revenue in accordance with ASC 606,
Revenue from Contracts with Customers
. The guidance under ASC 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Under ASC 606, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

The Company records stock-based compensation in accordance with ASC 718, “
Compensation – Stock Compensation
” and ASC 505, “
Equity Based Payments to Non-Employees
”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l)	Comprehensive Income (Loss)

ASC 220, “
Comprehensive Income”,
establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2023, and 2022, the only item that represents comprehensive income (loss) was foreign currency translation.

m)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “
Earnings per Share
”. ASC 260 requires presentation of both basic and diluted earnings per share on the face of the statement of operations. EPS is calculated using the weighted-average number of common shares outstanding during the period. Diluted EPS if applicable is calculated by dividing net income available to common stockholders for the period by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS would reflect the potential dilution from common shares issuable through stock options, performance-based restricted stock units that have satisfied their performance factor and restricted stock units using the treasury stock method.

n)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2023, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2023 Net Carrying Value	February 28, 2022 Net Carrying Value

Computer equipment	$12,609	$(7,886)	$4,723	$4,138
Computer software	206,000	(198,555)	7,445	48,645
Furniture and fixtures	9,986	(7,223)	2,763	3,167
Motor vehicle	2,562	(1,429)	1,133	–
Office equipment	4,294	(3,297)	997	1,579

Total	$235,451	$(218,390)	$17,061	$57,529

During the year ended February 28, 2023, the Company recorded depreciation expense of $46,194 (2022 - $45,129). During the year ended February 28, 2023, the Company acquired $3,788 of computer equipment, $835 of furniture and fixtures, $522 of office equipment, and $2,842 of motor vehicle which was previously leased. During the year ended February 28, 2023, the Company disposed of computer equipment with a net book value of $793 for proceeds of $810, resulting in a gain on disposal of equipment of $17.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	February 28, 2023 Net Carrying Value	February 28, 2022 Net Carrying Value

Right-of-use building (operating lease)	$61,938	$(24,840)	$37,098	$51,501
Right-of-use vehicles (finance lease)	22,995	(20,188)	2,807	14,644

Total	$84,933	$(45,028)	$39,905	$66,145

During the year ended February 28, 2023, the Company recorded rent expense of $17,404 (2022 - $17,909) related to Company’s right-of-use building and amortization expense of $8,342 (2022- $10,317) related to the Company’s right-of-use vehicles. During the year ended February 28, 2023, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $2,125 and a remaining lease liability of $
2,398
, resulting in a gain on settlement of lease of $273.

6.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at February 28, 2023, the outstanding principal is $10,000 (2022 – $10,000) and the Company has recognized accrued interest of $1,934 (2022 – $934), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the former CEO of the Company for $10,000, which was unsecured, bears interest of 10% per annum and was to mature on March 7, 2022. On March 2, 2022, the promissory note and accrued interest of $482 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11. As at February 28, 2023, the Company has recognized accrued interest of $nil (2022 – $477), which was included in due to related parties.

c)
As at February 28, 2023, the Company owed $nil (2022 – $1,170) to the former CEO of the Company for expenses incurred or expensed paid on behalf of the Company, which was non-interest bearing, unsecured and due on demand. On March 2, 2022, these expenses of $1,170 were forgiven as part of the Share Purchase and Separation Agreement described in Note 11.

d)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at February 28, 2023, the outstanding principal is $10,000 (2022 – $
10,000
) and the Company has recognized accrued interest of $1,477 (2022 – $477) which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at February 28, 2023, the outstanding principal is $
20,000
(2022 – $
20,000
) and the Company has recognized accrued interest of $2,093 (2022 – $93), which is included in due to related parties.

f)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at February 28, 2023, the outstanding principal is $26,000 (2022 – $26,000) and the Company has recognized accrued interest of $4,879 (2022 – $2,279), which is included in due to related parties .

g)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at February 28, 2023, the outstanding principal is $
130,000
(2022 – $
130,000
) and the Company has recognized accrued interest of $13,606 (2022 – $605), which is included in due to related parties.

h)
During the year ended February 28, 2022, a third-party lender purchased from a company controlled by a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of
October 13, 2021
.  The maturity date was amended to October 13, 2023, during the year ended February 28, 2022. As at February 28, 2023, the outstanding principal is $
15,000
(2022 – $15,000) and the Company has recognized accrued interest of $2,815 (2022 – $1,315), which is included in due to related parties.

i)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $25,000, which is unsecured, bears interest of
10
% per annum and matures on March 2, 2023. As at February 28, 2023, the outstanding principal is $25,000 and the Company has recognized accrued interest of $2,069, which is included in due to related parties.

j)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matures on September 9, 2023. As at February 28, 2023, the outstanding principal is $
15,000
and the Company has recognized accrued interest of $707, which is included in due to related parties.

k)	During the year ended February 28, 2023, the Company incurred salary expenses of $nil (2022 – $157,173) to the former CEO of the Company.

l)
During the year ended February 28, 2023, the Company incurred salary expenses of $120,919 (R2,014,435) (2022 – $124,990 (R1,853,205)) and $3,700 (2022 – $nil) of consulting fees to the CEO of the Company.

m)	During the year ended February 28, 2023, the Company incurred directors’ fees of $37,000 (2022 – $10,000) to a Director of the Company.

n)	During the year ended February 28, 2023, the Company incurred directors’ fees of $40,000 (2022 – $nil) to a Director of the Company pursuant to a Director Agreement (Note 11).

7.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023.
As at February 28, 2023, the Company has recognized accrued interest of $6,945 (2022 – $4,445), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at February 28, 2023, the Company has recognized accrued interest of $7,269 (2022 – $4,352), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on April 26, 2022. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at February 28, 2023, the Company has recognized accrued interest of $3,451 (2022 – $901), which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments are for $360 (R6,658) and $512 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the year February 28, 2023, the Company paid a total of $10,408 (2022 - $13,041) in principal and interest payments on the two motor vehicle leases.

On November 14, 2022, the Company settled one of the motor vehicle finance leases for a settlement fee of $2,842 (R47,351) resulting in a gain on settlement of $273 (R4,549). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,190 (R22,000) for the first year, $1,274 (R23,540) in the second year, $1,363 (R25,188) in the third year, and $1,458 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,667 (R31,000) for the first year and $1,778 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 28, 2023:

Years ending February 28:	Building Lease (Operating Lease)	Vehicle Leases (Finance Leases)	Total

2023	$–	$–	$–
2024	20,230	4,093	24,323
2025	19,560	–	19,560

Net minimum lease payments	39,790	4,093	43,883
Less: amount representing interest payments	(2,691)	(167)	(2,858)

Present value of net minimum lease payments	37,099	3,926	41,025
Less: current portion	(18,207)	(3,926)	(22,133)

Long-term portion	$18,892	$–	$18,892

9.	Common Stock

Share transactions for the year ended February 28, 2022:
a)	On April 15, 2021, the Company issued a total of 12,000 shares of common stock at $0.35 per share for proceeds of $ 4,200, which was received at February 28, 2021.

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

c)	On February 15, 2022, the Company repurchased 7,025,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

Share transactions for the year ended February 28, 2023:
a)	On March 2, 2022, the Company repurchased 100,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

b)	On January 25, 2023, the Company issued 33,333 shares of common stock for services with a fair value of $26,666, pursuant to a Director Agreement (Note 11).

10.	Concentrations

The Company’s revenues were concentrated among four customers for the year ended February 28, 2023, and five customers for the year ended February 28, 2022

Customer	Year Ended February 28, 2023

1	22%
2	18%
3	12%
4	11%

Customer	Year Ended February 28, 2022

1	32%
2	15%
3	11%
4	10%
5	10%

The Company’s receivables were concentrated among three customers as at February 28, 2023, and four customers February 28, 2022:

Customer	February 28 , 2023

1	38%
2	17%
3	10%

Customer	February 28, 2022

1	22%
2	15%
3	15%
4	10%

11.	Commitments and Contingencies

a)
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

b)
On September 1, 2022, the Company entered into an agreement with a new director for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In addition, the Company agreed to reimburse the director for all reasonable business expenses incurred during the term in accordance with the Company’s expense reimbursement guidelines. During the year ended February 28, 2023, the Company issued 33,333 shares of common stock with a fair value of $26,666. As at February 28, 2023, the Company recognized shares issuable of $13,333 representing 16,666 shares still payable for the period for services rendered under the Director Agreement for the period from January 2023 to February2023.
The effective date of the Director's agreement is September 1, 2022 and the compensation is $100,000 for the 12 months. The 33,333 shares that were already issued were issued for a 4 month period from 1 September 2022 to December 2022  and the remainder that still needs to be issued is for the remainder of period that is 2 months.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Deposit

On October 15, 2021, the Company paid a $43,289 (R800,000) deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. The deposit will remain for as long as the Company uses the facility.

13.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2023 and 2022. Rent Pay incurred an income tax expense of $nil for the year ended February 28, 2023 (2022 – $nil). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $865,000 (2022 – $756,000) at February 28, 2023, which starts to expire in 2037.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2023, and 2022.

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 28, 2023, and 2022, is summarized as follows:

	2023 $	2022 $

Loss before income taxes	(135,487)	(368,851)

Income tax recovery at statutory rates	(28,000)	(77,000)
Permanent differences	–	–
Temporary differences	20,000	75,000
Change in statutory, foreign tax, foreign exchange rates and other	25,451	43,299

Income tax expenses	17,851	41,299

The unrecognized deferred tax assets include US net operating losses as follows:

	2023 $	2022 $

Deferred tax assets:
Non-capital losses available for future periods	182,000	159,000
Valuation allowance	(182,000)	(159,000)

Deferred income taxes recovered	–	–

The Company has US net operating losses available to offset future taxable income as follows:

2016	$35,000
2017	78,000
2018	71,000
2019	6,000
2020	5,000
2021	130,000
2022	431,000
2023	109,000
$865,000

14.	Subsequent Event

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

Name:

Name:	Age	Position

Jacob Fölscher	45	President, CEO/CFO/CAO /Director
Pieter Swanepoel	45	Director
Randall Greene	57	COO/Director

Background of Officers and Directors

Jacob C. Fölscher

Jacob C Fölscher has been our President, and Director since January 25, 2015 and our Chief Financial Officer/Chief Accounting Officer since June 10, 2016. He currently serves as Chief Executive Officer of UPAY Inc and is the cofounder. He has been the Operational director of Rent Pay (Pty) Ltd, since July 2008 and he currently serves as the Chief Executive Officer of Rent Pay (Pty) Ltd. Rent Pay (Pty) Ltd is our wholly owned subsidiary in South Africa and is a credit related Software Company. He was also the founder of Isidingo Financial Services (“Isidingo”) in March 2009. Isidingo is a micro lending company operating in Pretoria South Africa and still in operation today. From March 2006 to February 2009, Jacob Fölscher was the Regional Manager/Operations Manager of Credicor Financial Services, a micro lending firm operating in South Africa. From January 2004 to February 2006, he was the Group Accounting Officer for that same company and from January 2000 to December 2003, he was the NCR compliance officer and Branch Manager, also for Credicor.

Pieter Swanepoel

On September 1, 2022, our Board of Directors appointed Peter A. Swanepoel as a Director of our Board. Pursuant to a Director Agreement.
Since January 2004, Pieter A. Swanepoel has been the Group Financial Director of Tri-Star Group Holdings (Pty) Ltd. He has 20 years of seasoned corporate executive experience and brings to our Board a unique blend of corporate, financial management, accounting, and financial planning skills and expertise
.

Randall F. Greene
Effective March 1, 2023, our Board of Directors appointed Randall Greene as our Chief Operations Officer and Director for a 3 year and a 1-year term, respectively. Since September 16, 2020, Randall F. Greene   has been the Chief Executive Officer/Chief Financial Officer/Chief Accounting Officer/Director of A-Game Beverages, Inc. . From July 2014 to present, he has been the Chief Executive Officer of Stahl Faust Immobilien, LLC, a real estate development company. From June 2012 to present, Randall F. Greene has been the Chairman of Bella Collina Community Development District, a governmental entity. From March 2011 to April 2020, he was the Chief Executive Officer of RG Developments and Investments LLC, a real estate development company owned by Randall Greene. From November 2016 to present, he has been the Vice Chairman of Bonnet Creek Resorts. Community Development District, a governmental entity. From September 2019 to present, he has been the Chairman of the Westwood Orange County Convention Center Community Development District, a governmental entity.

Additionally, Randall F. Greene has been associated with the following:
•	CEO, Stahl Faust Immobilien, LLC, a real estate development firm
•	Minority Partner with DCS Real Estate Investments (“DCS”), a real estate development firm
•	Minority Partner with DCS owning the 1900-acre Bella Collina Club and Resort, Bella Collina, Florida
•	Minority Partner with DCS owning the new 516 room JW Marriott Bonnet Creek Resort and Spa at the Walt Disney World Resort in Orlando
•	Minority Partner with DCS owning the 60-acre Sandlake Vista multi use project with 300 luxury apartments, hotel, medical offices, 7/11 store and a self-storage facility in Orlando, Florida.
•	Minority Partner with DCS owning a retail project in Disney’s Celebration project in Celebration, Florida.
•	Minority Partner in the 1200 room Marriott and Westin Towers at the Orange County Convention Center in Orlando, which is in development and construction starting mid-2022.
•	Chairman of the Bella Collina Community Development District (Governmental Entity)
•	Chairman of the Westwood/ OCC Community Development District at the Orange County Convention Center (Governmental Entity)
•	Chairman of the Bonnet Creek Resorts Community Development District at the Walt Disney World Resort Entertainment Complex (Governmental Entity}

Litigation

None

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2023, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of Randall Greene and Pieter Swanepoel who will be filing Forms 3 over the next 10 days.

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

Committees and  Board Resolutions

We have no corporate governance committees, including no nomination or  audit committees; as such, our Board of Directors as a whole acts in the capacity of those committees.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name:	Position	Year	Salary	Bonus
Jacob C Folscher	CE0/CFO	2023	$112,042.70	$8,876.00
Jacob C Folscher	CEO	2022	$111,118.82	$9,339.59
Randall F Greene	COO	2023	233,333 UPAY shares	0

BOARD OF DIRECTOR COMPENSATION

Name:	Position	Year	Salary	Bonus
Jacob C Folscher	DIRECTOR	2023	$0	$0
Jacob C Folscher	DIRECTOR	2022	$-	$0
Randall F Greene	DIRECTOR	2023	100,000 UPAY shares	0
Pieter A Swanepoel	DIRECTOR	2023	100,000 UPAY shares	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 13, 2023 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Beneficial Owners over 5%

Name	Shares Held	Percentage

Wouter A. Fouche	1,995,000	11.6

TWIN HARBOR WEB SOLUTIONS INC	2,030,000	11.8

EMERGING MARKETS CONSULTING	1,975,000	11.4

Total over 5%	6,000,000	34.9

Executive Officers/Directors (3)

Name	Shares Held	Percentage

Pieter A Swanepoel	133,333	Less than 1%

Jacob C Fölscher (7)	9,175,000	53.3

Randall F Greene	100,000	Less than 1%

Total – All officers	9,408,333	54.7

Total – All over 5% shareholders and officers 15,408,33	15,408,333	89.6

We presently have
17,190,211
common shares outstanding. Of these shares, 11,190,211  common shares are held by non-affiliates and 6,000,000 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

8.
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
17,190,211
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

Verbal Agreements with our Founders

Verbal Agreement with Wouter Fouche

We had a February 2014 verbal agreement with our Chief Executive Officer, Wouter Fouche, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary has since increased to $9,000, for 2018 and 2019 and $9,500 for 2021 dependent on available funds. There is also a 13 th
check that is payable yearly. A $10,000 relocation expense for relocating to the US was also paid to Wouter Fouche previously. This monthly salary and $10,000 relocation expense already paid were the sole terms of this verbal agreement. This agreement has terminated pursuant to  a February 3, 2022  Share Purchase and Separation agreement between us and Wouter Fouche.

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary has  since increased to $9,000 for 2018 and 2019 and $9,500 for 2021 dependent on available funds. There is also a 13 th
check that is payable yearly. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating, should this be needed in future. The $9,500 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended February 28, 2023 amounted to $ 77 973.38

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
Jacob C. Fölscher
Chief Executive Officer/Chief Financial Officer/Chief Accounting Officer
(Principal Executive Officer/Financial Officer)

Dated: June 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Chief Executive Officer/Financial Officer/Chief Accounting Officer
Principal Executive Officer/Principal Financial Officer

Dated: June 26, 2023

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Director

