Form 10-Q
period 2023-05-31
UPAY
filed 2023-07-19
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to .

Commission File Number 333-212447

UPAY, Inc.
(Exact name of small business issuer as specified in its charter)

nevada	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway,12
th
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
☐
  No
☒

The Company has 17,543,544
shares outstanding as of  July
1
9
,  2023.

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

F - 2

UPAY, Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2023	February 28, 2023
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$482,109	$662,991
Accounts receivable, net of allowance	52,950	68,447
Prepaid expenses and other current assets	1,461	1,564

Total Current Assets	536,520	733,002

Property and Equipment, Net (Note 4)	28,653	17,061
Right-of-use Assets, Net (Note 5)	30,549	39,905
Deposit (Note 12)	10,114	43,289

Total Assets	$605,836	$833,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$544,426	$760,613
Due to related parties (Note 6)	35,906	29,580
Taxes payable	4,454	4,766
Current portion of lease liabilities (Note 8)	17,598	22,133
Current portion of notes payable (Note 7)	52,143	52,143
Current portion of notes payable – Related party (Note 6)	255,000	251,000

Total Current Liabilities	909,527	1,120,235

Non-Current Liabilities

Lease Liabilities (Note 8)	12,951	18,892
Notes Payable (Note 7)	76,157	76,157

Total Liabilities	998,635	1,215,284

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,190,211 shares issued and outstanding	17,190	17,190
Common Stock Issuable	43,334	13,334
Additional Paid-in Capital	535,275	535,275
Accumulated Deficit	(919,218)	(886,998)
Accumulated Other Comprehensive Loss	(69,380)	(60,828)

Total Stockholders’ Deficit	(392,799)	(382,027)

Total Liabilities and Stockholders’ Deficit	$605,836	$833,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 3

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2023	2022

Revenue	$332,576	$375,643
Cost of Revenue	(159,136)	(140,180)

Gross Profit	173,440	235,463

Expenses

Amortization of right-of-use assets (Note 5)	888	2,585
Depreciation (Note 4)	9,719	11,277
General and administrative	188,898	212,743

Total Expenses	199,505	226,605

(Loss) Income Before Other Income (Expenses) and Income Taxes	(26,065)	8,858

Other Income (Expenses)

Interest income	1,113	217
Interest expense	(8,320)	(8,036)
Gain on settlement of lease (Note 8)	1,052	–
Gain on disposal of equipment	–	18

(Loss) Income Before Income Taxes	(32,220)	1,057

Provision for income taxes	–	–

Net (Loss) Income	(32,220)	1,057

Other Comprehensive Loss

Foreign currency translation adjustments	(8,552)	(521)

Comprehensive (Loss) Income	$(40,772)	$536

Net (Loss) Income Per Share – Basic and Diluted	$(0.00)	$0.00

Weighted-average Common Shares Outstanding – Basic and Diluted	17,190,211	17,159,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 4

UPAY, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit) and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2022	17,256,878	$17,257	$518,440	$–	$(751,511)	$(39,638)	$(255,452)

Acquisition of Miway Finance Inc.	–	–	(21,545)	–	–	–	(21,545)

Cancellation of common stock	(100,000)	(100)	–	–	–	–	(100)

Settlement of related party note payable	–	–	11,747	–	–	–	11,747

Net income	–	–	–	–	1,057	–	1,057

Foreign currency translation adjustments	–	–	–	–	–	(521)	(521)

Balance –May 31, 2022	17,156,878	$17,157	$508,642	$–	$(750,454)	$(40,159)	$(264,814)

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)

Common stock issuable for services	–	–	–	20,000	–	–	20,000

Common stock subscribed	–	–	–	10,000	–	–	10,000

Net loss	–	–	–	–	(32,220)	–	(32,220)

Foreign currency translation adjustments	–	–	–	–	–	(8,552)	(8,552)

Balance – May 31, 2023	17,190,211	$17,190	$535,275	$43,334	$(919,218)	$(69,380)	$(392,799)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 5

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended May 31, 2023	Three Months Ended May 31, 2022

Cash Flows from Operating Activities

Net (Loss) Income	$(32,220)	$1,057

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of right-of-use assets	888	2,585
Common stock issued or issuable for services	20,000	–
Depreciation	9,719	11,277
Gain on disposal of equipment	–	(18)
Gain on settlement of lease	(1,052)	–
Interest expense on lease liability	67	450

Changes in operating assets and liabilities:
Accounts receivable	13,237	14,081
Prepaid expenses and other current assets	–	234
Deposits	32,402	–
Accounts payable and accrued liabilities	(183,411)	(775,897)
Accounts payable – related party	6,326	1,008

Net Cash Used in Operating Activities	(134,044)	(745,223)

Cash Flows from Investing Activities

Purchase of property and equipment	(23,171)	(831)
Proceeds received on disposal of property and equipment	–	883

Net Cash (Used in) Provided by Investing Activities	(23,171)	52

Cash Flows from Financing Activities

Proceeds from common stock subscriptions	10,000	–
Proceeds from shareholder promissory note	4,000	–
Proceeds from promissory notes	–	25,000
Repayment of lease liabilities	(1,021)	(3,164)

Net Cash Provided by Financing Activities	12,979	21,836

Effect of Exchange Rate Changes on Cash	(36,646)	5,940

Change in Cash and Cash Equivalents	(180,882)	(717,395)

Cash and Cash Equivalents - Beginning of Period	662,991	1,156,005

Cash and Cash Equivalents - End of Period	$482,109	$438,610

Supplemental Disclosures of Cash Flow Information:

Interest paid	$8,320	$8,036
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Return and cancellation of common stock	$–	$100
Settlement of related party note payable	$–	$11,747

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 6

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock.  The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay is deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control .

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2023, have been omitted.

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

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company’s accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As at May 31, 2023, the Company did not have any cash held in U.S. institutions in excess of the FDIC insured limit.

e)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at May 31, 2023, the Company has recognized an allowance for doubtful accounts of $764 (February 28, 2023 - $2,022).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 7

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at May 31, 2023, and February 28, 2023.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at May 31, 2023, and February 28, 2023.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, equity method investment, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the three months ended May 31, 2023, or 2022. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

F - 8

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

F - 9

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

ASC 220, “
Comprehensive Income”,
establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at May 31, 2023, and February 28, 2023, the only item that represents comprehensive income (loss) was foreign currency translation.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 10

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2023, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to a Share Purchase and Separation Agreement described in Note 11, the Company received 3,700,000 shares of common stock of MiWay Finance, Inc. from the former CEO on March 2, 2022, increasing the Company’s ownership interest to 57.66%. As a result, the Company obtained control over Miway and consolidated the balances and results of Miway effective March 2, 2022.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 11

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2023 Net Carrying Value	February 28, 2023 Net Carrying Value

Computer equipment	$13,041	$(8,018)	$5,023	$4,723
Computer software	206,000	(205,435)	565	7,445
Furniture and fixtures	9,332	(6,892)	2,440	2,763
Motor vehicle	22,985	(3,218)	19,767	1,133
Office equipment	4,020	(3,162)	858	997

Total	$255,378	$(226,725)	$28,653	$17,061

During the three months ended May 31, 2023, the Company recorded depreciation expense of $9,719 (2022 - $11,277). During the three months ended May 31, 2023, the Company acquired $1,182 of computer equipment, and $21,991 of motor vehicles.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2023 Net Carrying Value	February 28, 2023 Net Carrying Value

Right-of-use building (operating lease)	$57,882	$(27,333)	$30,549	$37,098
Right-of-use vehicles (finance lease)	–	–	–	2,807

Total	$57,882	$(27,333)	$30,549	$39,905

During the three months ended May 31, 2023, the Company recorded rent expense of $5,022 (2022 - $4,622) related to Company’s right-of-use building and amortization expense of $888 (2022- $2,585) related to the Company’s right-of-use vehicles. During the three months ended May 31, 2023, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,912 and a remaining lease liability of $2,964, resulting in a gain on settlement of lease of $1,052.

6.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at May 31, 2023, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $2,186 (February 28, 2023 – $1,934), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at May 31, 2023, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $1,729 (February 28, 2023 – $1,477) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at May 31, 2023, the outstanding principal is $20,000 (February 28, 2023 – $20,000) and the Company has recognized accrued interest of $2,597 (February 28, 2023 – $2,093), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at May 31, 2023, the outstanding principal is $26,000 (February 28, 2023 – $26,000) and the Company has recognized accrued interest of $5,535 (February 28, 2023 – $4,879), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at May 31, 2023, the outstanding principal is $130,000 (February 28, 2023 – $130,000) and the Company has recognized accrued interest of $16,882 (February 28, 2023 – $13,606), which is included in due to related parties.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 12

f)
During the year ended February 28, 2022, a third-party lender purchased from a company controlled by a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of
October 13, 2021
.  The maturity date was amended to October 13, 2023, during the year ended February 28, 2022. As at May 31, 2023, the outstanding principal is $15,000 (February 28, 2023 – $15,000) and the Company has recognized accrued interest of $3,193 (February 28, 2023 – $2,815), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on March 2, 2023. As at May 31, 2023, the outstanding principal is $25,000 (February 28, 2023 - $25,000) and the Company has recognized accrued interest of $2,699 (February 28, 2023 – $2,069), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matures on September 9, 2023. As at May 31, 2023, the outstanding principal is $15,000 (February 28, 2023 - $15,000) and the Company has recognized accrued interest of $1,085 (February 28, 2023 - $707), which is included in due to related parties.

i)
On May 31, 2023, the Company entered into a promissory note with a company controlled by a Director of the Company for $4,000, which is unsecured, bears interest of 10% per annum and matures on May 31, 2024. As at May 31, 2023, the outstanding principal is $4,000 and the Company has recognized accrued interest of $nil.

j)	During the three months ended May 31, 2023, the Company incurred salary expenses of $30,870 (R571,629) (2022 – $35,377 (R540,576)) to the CEO of the Company.

k)	During the three months ended May 31, 2023, the Company incurred directors’ fees of $nil (2022 – $17,000) to a Director of the Company.

l)	During the three months ended May 31, 2023, the Company incurred directors’ fees of $20,000 (2022 – $nil) to a Director of the Company pursuant to a Director Agreement (Note 11).

7.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023.
As at May 31, 2023, the Company has recognized accrued interest of $7,575 (February 28, 2023 –
$6,945
), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at May 31, 2023, the Company has recognized accrued interest of $8,784 (February 28, 2023 –
$7,269
), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on April 26, 2022. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at May 31, 2023, the Company has recognized accrued interest of $4,094
(February 28, 2023 – $3,451), which is
included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments were for $337 (R6,658) and $478 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the three months May 31, 2023, the Company paid a total of $1,088 (2022 - $3,164) in principal and interest payments on the two motor vehicle leases.

On November 14, 2022, the Company settled one of the motor vehicle finance leases for a settlement fee of $2,842 (R47,351) resulting in a gain on settlement of $273 (R4,549). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On May 10, 2023, the Company settled the second motor vehicle finance leases for a settlement fee of $2,549 (R47,204) resulting in a gain on settlement of $1,052 (R19,480). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,188 (R22,000) for the first year, $1,271 (R23,540) in the second year, $1,674 (R25,188) in the third year, and $1,775 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,568 (R31,000) for the first year and $1,662 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 13

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of May 31, 2023:

Years ending February 28:	Building Lease (Operating Lease)	Vehicle Leases (Finance Leases)	Total

2024	$19,187	$–	$19,187
2025	13,293	–	13,293

Net minimum lease payments	32,480	–	32,480
Less: amount representing interest payments	(1,931)	–	(1,931)

Present value of net minimum lease payments	30,549	–	30,549
Less: current portion	(17,598)	–	(17,598)

Long-term portion	$12,951	$–	$12,951

9.	Common Stock

Share transactions for the three months ended May 31,2023:

a)	As at May 31, 2023, the Company received common stock subscriptions of $10,000 for unissued shares, which have been included in common stock issuable.

Share transactions for the three months ended May 31, 2022:

b)	On March 2, 2022, the Company repurchased 100,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

10.	Concentrations

The Company’s revenues were concentrated among four customers for the three months ended May 31, 2023, and 2022.

Customer	Three Months Ended May 31, 2023

1	22%
2	19%
3	12%
4	11%

Customer	Three Months Ended May 31, 2022

1	23%
2	14%
3	13%
4	12%

The Company’s receivables were concentrated among three customers as May 31, 2023, and February 28, 2023:

Customer	May 31 , 2023

1	48%
2	17%
3	10%

Customer	February 28 , 2023

1	38%
2	12%
3	12%

The accompanying notes are an integral part of these unaudited consolidated financial statements

F - 14

11.	Commitments and Contingencies

a)
On February 3, 2022 (the “Effective Date”), the former CEO of the Company and the Company entered into a Share Purchase and Separation Agreement with the following terms: (a) former CEO sells the Company 7,125,000 shares of common stock of the Company and 3,700,000 shares of common stock of MiWay Finance, Inc., for $240,000, payable with a $150,000 cash payment within 10 days of the Effective Date (“closing date”); and (b) $10,000 per month for 9 consecutive months commencing April 1, 2022; (c) the Company will pay the former CEO current salary through February 2022; (d) former CEO shall retain ownership of 2,000,000 shares of the Company’s common stock subject to a lockup/leak out whereby the former CEO is prohibited from selling any of the 2,000,000 Shares for a period of 18 months and thereafter, shall be permitted to sell no more than 5,000 shares per month. In addition, the former CEO agreed to forgive the $10,000 promissory note and accrued interest entered on September 7, 2021 with the Company, as well as $1,170 in expenses incurred on behalf of the Company.  As of February 28, 2022, the Company received 7,025,000 of the 7,125,000 shares of common stock of the Company. The transaction closed on March 2, 2022, and the Company received the remaining 100,000 shares of common stock of the Company and 3,700,000 shares of common stock of Miway Finance Inc.

b)
On September 1, 2022, the Company entered into an agreement with a new director for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In addition, the Company agreed to reimburse the director for all reasonable business expenses incurred during the term in accordance with the Company’s expense reimbursement guidelines. During the year ended February 28, 2023, the Company issued 33,333 shares of common stock with a fair value of $26,666. As at May 31, 2023, the Company recognized shares issuable of $33,334 representing 41,666 shares still payable for the period for services rendered under the Director Agreement for the period from January 2023 to May 2023. The effective date of the Director's agreement is September 1, 2022, and the compensation is $100,000 for the 12 months. The 33,333 shares that were already issued were issued for a 4 month period from September 2022 to December 2022, and the remainder that still needs to be issued is for the remainder of period that is 5 months.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the three months ended May 31, 2023, R600,000 of the deposit was returned to the Company. As at May 31, 2023, the balance of the deposit was $10,114 (R200,000) (February 28, 2023 – $43,289 (R800,000). The deposit will remain for as long as the Company uses the facility.

13.	Subsequent Event

Management has evaluated subsequent events through the date that these financial statements were issued, and none were identified.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F - 15

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

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our results are vulnerable to economic conditions;

•	Our ability to raise adequate working capital;

•	Loss of customers or sales weakness;

•	Inability to achieve sales levels or other operating results;

•	The unavailability of funds for expansion purposes;

•	Operational inefficiencies;

•	Increased competitive pressures from existing competitors and new entrants.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to our plans to expand to Africa countries

•	Whether we will develop interest in our software system in Africa countries

•	The level of activity of credit facilities and their need for our software

The Covid-19 Pandemic has and continues to have a material impact upon our business and results of operations, as follows:

F - 16

COVID-19 RELATED RISKS

Any future outbreak of the coronavirus may negatively impact sourcing and manufacturing of our products that we sell as well as consumer spending, which could adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which then spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. Any future significant outbreak of COVID-19 will result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

The future
outbreak of the COVID-19 may adversely affect our customers.

Further, any future outbreak of COVID-19
could also adversely affect our customers’ financial condition, resulting in reduced consumer spending for our products and services we sell. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our facilities or operations of our sourcing partners. The ultimate extent of the impact of any future epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of a future epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

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

F - 17

Results of Operations: For the 3 months ended May 31, 2023 and May 31, 2022

Revenues

Our revenues for the 3-month period ended May 31, 2023 and 2022 were $332,576 and 375,643, respectively, reflecting decreased revenues of $43,067, which decrease is primarily attributable to the weakening of the rand to dollar exchange rate.

Net Loss/Profit

We had a net loss of $(32,220) and a net profit $1,057 for the 3-months ended May 31, 2023 and 2022, respectively, reflecting a decrease in net loss of $33,277, which is primarily attributable to decreased revenue of $43,067.

Operating Expenses

We incurred total operating expenses of $199,505 and $226,605, respectively, for the 3-month period ended May 31 2023 and 2022, reflecting a $27,100 decrease of total operating expenses, which is primarily attributable to the $23,845 decrease in general and administrative expenses, due to common stock issuable for services in 2021 in that period
.

Liquidity and Capital Resources

We had a negative working capital of $(373,007) on May 31, 2023 and negative working capital of $387,233 at our fiscal year ended February 29, 2023, representing a decrease of $14,226 in working capital.

Our net cash used in operating activities was $(134,044) for the 3 months ended May 31, 2023 compared to $(745,223) for the 3 months ended May 31, 2022, representing a $611,179 decrease in cash used in operating activities.

Our net cash used in investing activities were $(23,171) and $52, respectively, for the 3 months ended May 31, 2023 and May 31, 2022, respectively.

Our net cash provided by financing activities were $12,979 and $21,836 for the 3-month period ended May 31, 2023 and May 31, 2021.

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

F - 18

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

Item 1A.   Risk Factors.

 As a smaller reporting company, we are not required to provide risk factors; however, we have disclosed herein risk factors pertinent to any future outbreaks of Covid-19.

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

F - 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 19, 2023

UPAY, INC.

By: /s/ Jacob C. Folscher
Jacob C. Folscher

Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)