Form 10-Q
period 2023-08-31
UPAY
filed 2023-10-10
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
August 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to .

Commission File Number

333-212447

UPAY, Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway, 12
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
☐
  No
☒

The Company has
15,508,544
shares outstanding as of October 10,
2023

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2023	February 28, 2023
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$657,970	$662,991
Accounts receivable, net of allowance	68,562	68,447
Prepaid expenses and other current assets	4,860	1,564

Total Current Assets	731,392	733,002

Property and Equipment, Net (Note 4)	26,785	17,061
Right-of-use Assets, Net (Note 5)	27,891	39,905
Deposit (Note 12)	10,703	43,289

Total Assets	$796,771	$833,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$623,322	$760,613
Due to related parties (Note 6)	42,233	29,580
Taxes payable	–	4,766
Current portion of lease liabilities (Note 8)	19,251	22,133
Current portion of notes payable (Note 7)	52,135	52,143
Current portion of notes payable – Related party (Note 6)	251,000	251,000

Total Current Liabilities	987,941	1,120,235

Non-Current Liabilities

Lease Liabilities (Note 8)	8,640	18,892
Notes Payable (Note 7)	76,165	76,157

Total Liabilities	1,072,746	1,215,284

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,543,544 shares and 17,190,211 shares issued and outstanding, respectively	17,543	17,190
Common Stock Issuable	180,000	13,334
Additional Paid-in Capital	684,922	535,275
Accumulated Deficit	(1,093,836)	(886,998)
Accumulated Other Comprehensive Loss	(64,604)	(60,828)

Total Stockholders’ Deficit	(275,975)	(382,027)

Total Liabilities and Stockholders’ Deficit	$796,771	$833,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2023	2022	2023	2022

Revenue	$364,042	$320,981	$696,618	$696,624
Cost of Revenue	(158,335)	(130,971)	(317,471)	(271,151)
Gross Profit	205,707	190,010	379,147	425,473

Expenses

Amortization of right-of-use assets (Note 5)	–	2,401	888	4,986
Depreciation (Note 4)	3,471	11,198	13,190	22,475
General and administrative	370,363	243,822	559,261	456,565

Total Expenses	373,834	257,421	573,339	484,026

Loss Before Other Income (Expenses) and Income Taxes	(168,127)	(67,411)	(194,192)	(58,553)

Other Income (Expenses)

Interest income	1,893	460	3,006	677
Interest expense	(8,384)	(8,371)	(16,704)	(16,407)
Gain on settlement of lease (Note 8)	–	–	1,052	–
Gain on disposal of equipment	–	–	–	18

Loss Before Income Taxes	(174,618)	(75,322)	(206,838)	(74,265)

Provision for income taxes	–	–	–	–

Net Loss	(174,618)	(75,322)	(206,838)	(74,265)

Other Comprehensive Loss

Foreign currency translation adjustments	4,776	(10,994)	(3,776)	(11,515)

Comprehensive Loss	$(169,842)	$(86,316)	$(210,614)	$(85,780)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted-average Common Shares Outstanding – Basic and Diluted	17,363,037	17,156,878	17,276,624	17,157,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2022	17,256,878	$17,257	$518,440	$–	$(751,511)	$(39,638)	$(255,452)

Acquisition of Miway Finance Inc.	–	–	(21,545)	–	–	–	(21,545)

Cancellation of common stock	(100,000)	(100)	–	–	–	–	(100)

Settlement of related party note payable	–	–	11,747	–	–	–	11,747

Net income for the period	–	–	–	–	1,057	–	1,057

Foreign currency translation adjustments	–	–	–	–	–	(521)	(521)

Balance – May 31, 2022	17,156,878	$17,157	$508,642	$–	$(750,454)	$(40,159)	$(264,814)

Net loss for the period	–	–	–	–	(75,322)	–	(75,322)

Foreign currency translation adjustments	–	–	–	–	–	(10,994)	(10,994)

Balance –August 31, 2022	17,156,878	$17,157	$508,642	$–	$(825,776)	$(51,153)	$(351,130)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)

Stock subscriptions received	–	–	–	10,000	–	–	10,000

Common stock issuable for services	–	–	–	20,000	–	–	20,000

Net loss for the period	–	–	–	–	(32,220)	–	(32,220)

Foreign currency translation adjustments						(8,552)	(8,552)

Balance, May 31, 2023	17,190,211	$17,190	$535,275	$43,334	$(919,218)	$(69,380)	$(392,799)

Common stock issued for cash	303,333	303	109,697	(10,000)	–	–	100,000

Common stock issued for services	50,000	50	39,950	(40,000)	–	–	–

Common stock issuable for services	–	–	–	186,666	–	–	186,666

Net loss for the period	–	–	–	–	(174,618)	–	(174,618)

Foreign currency translation adjustments	–	–	–	–	–	4,776	4,776

Balance – August 31, 2023	17,543,544	$17,543	$684,922	$180,000	$(1,093,836)	$(64,604)	$(275,975)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended August 31, 2023	Six Months Ended August 31, 2022

Cash Flows from Operating Activities

Net Loss	$(206,838)	$(74,265)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	888	4,986
Common stock issued or issuable for services	206,666	–
Depreciation	13,190	22,475
Gain on disposal of equipment	–	(18)
Gain on settlement of lease	(1,052)	–
Interest expense on lease liability	67	808

Changes in operating assets and liabilities:
Accounts receivable	594	23,160
Prepaid expenses and other current assets	(3,340)	(235)
Deposits	32,361	–
Accounts payable and accrued liabilities	(135,036)	(733,464)
Accounts payable – related party	12,653	2,017

Net Cash Used in Operating Activities	(79,847)	(754,536)

Cash Flows from Investing Activities

Purchase of property and equipment	(23,142)	(1,222)
Proceeds received on disposal of property and equipment	–	852

Net Cash Used in Investing Activities	(23,142)	(370)

Cash Flows from Financing Activities

Proceeds common stock issued for cash	110,000	–
Proceeds from promissory notes	–	25,000
Repayment of lease liabilities	(1,021)	(6,102)

Net Cash Provided by Financing Activities	108,979	18,898

Effect of Exchange Rate Changes on Cash	(11,011)	(53,175)

Change in Cash and Cash Equivalents	(5,021)	(789,183)

Cash and Cash Equivalents - Beginning of Period	662,991	1,156,005

Cash and Cash Equivalents - End of Period	$657,970	$366,822

Supplemental Disclosures of Cash Flow Information:

Interest paid	$16,704	$16,407
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Return and cancellation of common stock	$–	$100
Settlement of related party note payable	$–	$11,747

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay is deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, taking a controlling interest in Huntpal LLC (“Huntpal”).

Rent Pay operates principally in South Africa and engages in software development and licensing and provides services to the credit provider industry.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Rent Pay, and its controlled subsidiaries Miway and Huntpal, of which the Company owns 28% and 51%, respectively. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company’s accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As at August 31, 2023, the Company did not have any cash held in U.S. institutions in excess of the FDIC insured limit.

e)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at August 31, 2023, the Company has recognized an allowance for doubtful accounts of $212 (February 28, 2023 - $2,022).

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

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at August 31, 2023, and February 28, 2023.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at August 31, 2023, and February 28, 2023.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the six months ended August 31, 2023, or 2022. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, “
Comprehensive Income”,
establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2023, and February 28, 2023, the only item that represents comprehensive income (loss) was foreign currency translation. Earnings (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “
Earnings per Share
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2023, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:
	Cost	Accumulated Depreciation	August 31, 2023 Net Carrying Value	February 28, 2023 Net Carrying Value

Computer equipment	$13,666	$(9,057)	$4,609	$4,723
Computer software	206,000	(205,515)	485	7,445
Furniture and fixtures	9,875	(7,443)	2,432	2,763
Motor vehicle	24,324	(5,887)	18,437	1,133
Office equipment	4,248	(3,426)	822	997

Total	$258,113	$(231,328)	$26,785	$17,061

During the six months ended August 31, 2023, the Company recorded depreciation expense of $13,190 (2022 - $22,475). During the six months ended August 31, 2023, the Company acquired $1,180 (2022 - $1,222) of computer equipment, and $21,962 (2022 - $nil) of motor vehicles.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	August 31, 2023 Net Carrying Value	February 28, 2023 Net Carrying Value

Right-of-use building (operating lease)	$61,253	$(33,362)	$27,891	$37,098
Right-of-use vehicles (finance lease)	–	–	–	2,807

Total	$61,253	$(33,362)	$27,891	$39,905

During the six months ended August 31, 2023, the Company recorded rent expense of $10,032 (2022 - $8,914) related to Company’s right-of-use building and amortization expense of $888 (2022 - $4,986) related to the Company’s right-of-use vehicles. During the six months ended August 31, 2023, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,912 and a remaining lease liability of $2,966, resulting in a gain on settlement of lease of $1,052.

6.	Due to Related Parties

a)	On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at August 31, 2023, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $2,438 (February 28, 2023 – $1,934), which is included in due to related parties.

b)	On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at August 31, 2023, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $1,981 (February 28, 2023 – $1,477) which is included in due to related parties.

c)	On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at August 31, 2023, the outstanding principal is $20,000 (February 28, 2023 – $20,000) and the Company has recognized accrued interest of $3,101 (February 28, 2023 – $2,093), which is included in due to related parties.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

d)	On April 14, 2021, the Company entered into a promissory note with a company controlled by a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at August 31, 2023, the outstanding principal is $26,000 (February 28, 2023 – $26,000) and the Company has recognized accrued interest of $6,190 (February 28, 2023 – $4,879), which is included in due to related parties.

e)	On February 11, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at August 31, 2023, the outstanding principal is $130,000 (February 28, 2023 – $130,000) and the Company has recognized accrued interest of $20,159 (February 28, 2023 – $13,606), which is included in due to related parties.

f)	During the year ended February 28, 2022, a third-party lender purchased from a company controlled by a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of October 13, 2021. The maturity date was amended to October 13, 2023, during the year ended February 28, 2022. As at August 31, 2023, the outstanding principal is $15,000 (February 28, 2023 – $15,000) and the Company has recognized accrued interest of $3,571 (February 28, 2023 – $2,815), which is included in due to related parties.

g)	On May 2, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on March 2, 2023. As at August 31, 2023, the outstanding principal is $25,000 (February 28, 2023 - $25,000) and the Company has recognized accrued interest of $3,329 (February 28, 2023 – $2,069), which is included in due to related parties.

h)	On September 9, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matures on September 9, 2023. As at August 31, 2023, the outstanding principal is $15,000 (February 28, 2023 - $15,000) and the Company has recognized accrued interest of $1,464 (February 28, 2023 - $707), which is included in due to related parties.

i)	On May 31, 2023, the Company entered into a promissory note with a company controlled by a Director of the Company for $4,000, which is unsecured, bears interest of 10% per annum and matures on May 31, 2024. On June 13, 2023, the Company repaid the full amount of the note.

j)	During the six months ended August 31, 2023, the Company incurred salary expenses of $57,434 (R1,064,887) (2022 – $63,567 (R1,007,218)) to the CEO of the Company.

k)	During the six months ended August 31, 2023, the Company incurred directors’ fees of $nil (2022 – $32,000) to a Director of the Company.

l)	During the six months ended August 31, 2023, the Company incurred directors’ fees of $40,000 (2022 – $nil) to a Director of the Company pursuant to a Director Agreement (Note 11).

m)	During the six months ended August 31, 2023, the Company incurred management fees of $116,666 (2022 - $nil) and directors’ fees of $50,000 (2022 – $nil) to the COO and Director of the Company pursuant to a Director and Officer Agreement (Note 11).

7.	Notes Payable

a)	On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023. As at August 31, 2023, the Company has recognized accrued interest of $8,205 (February 28, 2023 – $6,945), which is included in accounts payable and accrued liabilities.

b)	On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $
380
per month will begin 12 months from the date of the promissory note. As at August 31, 2023, the Company has recognized accrued interest of $8,740 (February 28, 2023 – $7,269), which is included in accounts payable and accrued liabilities.

c)	On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on April 26, 2022. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at August 31, 2023, the Company has recognized accrued interest of $4,737
(February 28, 2023 – $3,451), which is included in accounts payable and accrued liabilities.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

8.	Lease Liabilities
The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments were for $359 (R6,658) and $510 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the six months August 31, 2023, the Company paid a total of $1,088 (2022 - $6,102) in principal and interest payments on the two motor vehicle leases.

On November 14, 2022, the Company settled one of the motor vehicle finance leases for a settlement fee of $2,842 (R47,351) resulting in a gain on settlement of $273 (R4,549). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On May 10, 2023, the Company settled the second motor vehicle finance leases for a settlement fee of $2,549 (R47,204
) resulting in a gain on settlement of $1,052 (R19,480). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,187 (R22,000) for the first year, $1,270 (R23,540) in the second year, $1,672 (R25,188) in the third year, and $1,772 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,672 (R31,000) for the first year and $1,772 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2023:

Years ending February 28:	Building Lease (Operating Lease)

2024	$10,053
2025	19,343

Net minimum lease payments	29,396
Less: amount representing interest payments	(1,505)

Present value of net minimum lease payments	27,891
Less: current portion	(19,251)

Long-term portion	$8,640

9.	Common Stock

Share transactions for the six months ended August 31, 2023:

a)	On July 17, 2023, the Company issued 303,333 shares of common stock for proceeds of $110,000. The Company also issued 50,000 shares of common stock for services with a fair value of $40,000, pursuant to a Director Agreement (Note 11(b)).
b)	During the six months ended August 31, 2023, the Company accrued $50,000 of stock payable pursuant to a Director Agreement and $116,666 of stock payable pursuant to an Officer Agreement (Note 11(c)).

Share transactions for the six months ended August 31, 2022:
a)	On March 2, 2022, the Company repurchased 100,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.
The accompanying notes are an integral part of these unaudited consolidated financial statements.
F-14

10.	Concentrations

The Company’s revenues were concentrated among five customers for the six months ended August 31, 2023, and 2022.

Customer	Six Months Ended August 31, 2023

1	24%
2	20%
3	12%
4	11%
5	8%

Customer	Six Months Ended August 31, 2022

1	22%
2	16%
3	12%
4	10%
5	8%

The Company’s receivables were concentrated among three customers as August 31, 2023, and February 28, 2023:

Customer	August 31, 2023

1	53%
2	11%
3	10%

Customer	February 28, 2023

1	38%
2	12%
3	12%

11.	Commitments and Contingencies

a)	On February 3, 2022 (the “Effective Date”), the former CEO of the Company and the Company entered into a Share Purchase and Separation Agreement with the following terms: (a) former CEO sells the Company 7,125,000 shares of common stock of the Company and 3,700,000 shares of common stock of MiWay Finance, Inc., for $240,000, payable with a $150,000 cash payment within 10 days of the Effective Date (“closing date”); and (b) $10,000 per month for 9 consecutive months commencing April 1, 2022; (c) the Company will pay the former CEO current salary through February 2022; (d) former CEO shall retain ownership of 2,000,000 shares of the Company’s common stock subject to a lockup/leak out whereby the former CEO is prohibited from selling any of the 2,000,000 Shares for a period of 18 months and thereafter, shall be permitted to sell no more than 5,000 shares per month. In addition, the former CEO agreed to forgive the $10,000 promissory note and accrued interest entered on September 7, 2021 with the Company, as well as $1,170 in expenses incurred on behalf of the Company. As of February 28, 2022, the Company received 7,025,000 of the 7,125,000 shares of common stock of the Company. The transaction closed on March 2, 2022, and the Company received the remaining 100,000 shares of common stock of the Company and 3,700,000 shares of common stock of Miway Finance Inc.

b)	On September 1, 2022, the Company entered into an agreement with a new director for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In addition, the Company agreed to reimburse the director for all reasonable business expenses incurred during the term in accordance with the Company’s expense reimbursement guidelines. During the year ended February 28, 2023, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2022 to February 2023. During the year ended February 28, 2023, the Company issued 33,333 of the 50,000 shares issuable, leaving a balance of 16,667 shares still issuable at February 28, 2023. During the six months ended August 31, 2023, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from March 2023 to August 2023. During the six months ended August 31, 2023, another 50,000 shares were issued, leaving a balance of 16,667 shares still issuable at August 31, 2023. On August 16, 2023, the Company extended its Agreement with the Director for a new term of 12 months, effective September 1, 2023. In consideration of services to be rendered, the Company shall pay the director 100,000 restricted shares of common stock, of which 50,000 shares will vest every 6 months over the term.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

c)	On March 1, 2023, the Company entered into agreements with a new director and officer for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the officer and director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. The Company has also agreed to pay the officer and director, in return for serving a term of 3 years, an additional 700,000 shares of common stock that will vest quarterly with
12
equal payments of 58,333 shares. In addition, the Company agreed to reimburse the officer and director for all reasonable business expenses incurred during the term in accordance with the Company’s expense reimbursement guidelines. During the six months ended August 31, 2023, the Company recognized management fees of $116,666 and board member compensation of $50,000, representing the fair value of 166,666 shares of common stock issuable for services rendered for the period from March 2023 to August 2023.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the six months ended August 31, 2023, R600,000 of the deposit was returned to the Company. As at August 31, 2023, the balance of the deposit was $10,703 (R200,000) (February 28, 2023 – $43,289 (R800,000). The deposit will remain for as long as the Company uses the facility.

13.	Subsequent Event

On September 1, 2023, the Company amended its Share Purchase and Separation Agreement with the former CEO of the Company (Note 11(a)). The amendment stipulates a revised payment structure, with the Company agreeing to pay $170,000 for the Purchased Shares, including a $150,000 cash payment post-closing and two $10,000 monthly payments from April 1, 2022, all of which have been settled. The Company and the former CEO of the Company have mutually released each other from all claims and liabilities related to the former CEO’s employment and termination, excluding those specified in the agreement. Additionally, the former CEO of the Company has since sold the remaining 2,035,000 shares of the Company held by the former CEO of the Company and his wife for $23,500. All other terms of the original agreement remain in effect unless specifically modified by this addendum.

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

3

Results of Operations: For the 3 months ended August 31, 2023 and August 31, 20221

Revenues

Our revenues for the 3-month period ended August 31, 2023 and 2022 were $364,042 and $320,981 respectively, reflecting increased revenues of $43,061 The $43,061 of increased revenues is primarily attributable to growth in our South African business in transactional revenue.

Net Loss/Profit

We had a net loss of $174,618 and a net loss of $75,322 for the 3-months ended August 31, 2023 and 2022, respectively, reflecting an increased net loss of $99,296, which is primarily attributable to an increase of $126,942 in general and administrative expenses.

Expenses

We incurred total expenses of $373,834 and $257,421, respectively, for the 3-month period ended August 31, 2023 and 2022, reflecting increased expenses of $116,413 which is primarily attributable to an increase of $126,541 in general and administrative expenses.

Results of Operations: For the 6 months ended August 31, 2023 and August 31, 2022

Revenues

Our revenues for the 6-month period ended August 31, 2023 and 2022 were $696,618 and $696,624, respectively, reflecting decreased revenues of $6. The decreased revenues of $6 is not material enough to determine what the immaterial decrease is primarily attributable to.

Net Loss/Profit

We had a net loss of $206,838 and a net loss of $74,265 for the 6-months ended August 31, 2023 and 2022 , respectively, reflecting increased net loss of $132,573, which is primarily attributable to an increase of $102,696 in general and administrative expenses.

Expenses

We incurred total expenses of $573,339 and $484,026, respectively, for the 6-month period ended August 31, 2023 and 2022, reflecting increased total expenses of $89,313, which is primarily attributable to an increase in general and administrative expenses of $102,696.

Liquidity and Capital Resources

We had negative working capital of $256,549 on August 31, 2023 and negative working capital of $387,233 at our fiscal year end of February 28, 2023, representing decreased negative working capital of $130,684.

Our net cash used in operating activities was negative $79,847 and $754,536 for the 6 months ended August 31, 2023 and 2021 reflecting decreased net cash used in operating activities of $674,689.

Our net cash used in investing activities were negative $23,142 and negative $370, respectively, for the 6 months ended August 31, 2023 and 2022, reflecting increased net cash of used in investing activities of $22,772.

Our net cash provided by financing activities was $108,979 and $18,898 for the 6-month period ended August 31, 2023 and 2022, respectively, reflecting increased net cash provided by financing activities of $90,081.

4

Off-Balance sheet arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

5

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures.

None

Item 5.   Other information

None.

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2023

UPAY, INC.

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Executive Officer / Chief Financial Officer
/Chief Accounting Officer)

8