Form 10-Q
period 2023-11-30
UPAY
filed 2024-01-22
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
November 30, 2023

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
☐
  No
☒

The Company has
15,508,544
common shares outstanding as of January
22
, 2024

2

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2023	February 28, 2023
	(Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$845,985	$662,991
Accounts receivable, net of allowance	75,954	68,447
Prepaid expenses and other current assets	4,848	1,564

Total Current Assets	926,787	733,002

Property and Equipment, Net (Note 4)	25,101	17,061
Right-of-use Assets, Net (Note 5)	23,319	39,905
Deposit (Note 12)	10,676	43,289

Total Assets	$985,883	$833,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$665,377	$760,613
Due to related parties (Note 6)	48,517	29,580
Taxes payable	–	4,766
Current portion of lease liabilities (Note 8)	19,841	22,133
Current portion of notes payable (Note 7)	52,135	52,143
Current portion of notes payable – Related party (Note 6)	251,000	251,000

Total Current Liabilities	1,036,870	1,120,235

Non-Current Liabilities

Lease Liabilities (Note 8)	3,478	18,892
Notes Payable (Note 7)	76,165	76,157

Total Liabilities	1,116,513	1,215,284

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 15,508,544 shares and 17,190,211 shares issued and outstanding, respectively	15,508	17,190
Common Stock Issuable	404,999	13,334
Additional Paid-in Capital	916,790	535,275
Accumulated Deficit	(1,395,913)	(886,998)
Accumulated Other Comprehensive Loss	(72,014)	(60,828)

Total Stockholders’ Deficit	(130,630)	(382,027)

Total Liabilities and Stockholders’ Deficit	$985,883	$833,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2023	2022	2023	2022

Revenue	$364,360	$325,345	$1,060,978	$1,021,969
Cost of Revenue	(168,111)	(146,037)	(485,582)	(417,188)

Gross Profit	196,249	179,308	575,396	604,781

Expenses

Amortization of right-of-use assets (Note 5)	–	2,176	888	7,162
Depreciation (Note 4)	2,528	11,327	15,718	33,802
General and administrative	491,141	157,420	1,050,402	613,985

Total Expenses	493,669	170,923	1,067,008	654,949

Income (Loss) Before Other Income (Expenses) and Income Taxes	(297,420)	8,385	(491,612)	(50,168)

Other Income (Expenses)

Interest income	3,048	600	6,054	1,277
Interest expense	(8,327)	(8,169)	(25,031)	(24,576)
Gain on settlement of lease (Note 8)	–	277	1,052	277
Gain on disposal of equipment	622	(1)	622	17

Income (Loss) Before Income Taxes	(302,077)	1,092	(508,915)	(73,173)

Provision for income taxes	–	–	–	–

Net Income (Loss)	(302,077)	1,092	(508,915)	(73,173)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(7,410)	1,578	(11,186)	(9,937)

Comprehensive Income (Loss)	$(309,487)	$2,670	$(520,101)	$(83,110)

Net Income (Loss) Per Share – Basic and Diluted	$(0.02)	$0.00	$(0.03)	$(0.00)
Weighted-average Common Shares Outstanding – Basic and Diluted	16,242,600	17,156,878	17,123,815	17,157,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2022	17,256,878	$17,257	$518,440	$–	$(751,511)	$(39,638)	$(255,452)

Acquisition of Miway Finance Inc.	–	–	(21,545)	–	–	–	(21,545)

Cancellation of common stock	(100,000)	(100)	–	–	–	–	(100)

Settlement of related party note payable	–	–	11,747	–	–	–	11,747

Net income for the period	–	–	–	–	1,057	–	1,057

Foreign currency translation adjustments	–	–	–	–	–	(521)	(521)

Balance – May 31, 2022	17,156,878	17,157	$508,642	–	(750,454)	(40,159)	(264,814)

Net loss for the period	–	–	–	–	(75,322)	–	(75,322)

Foreign currency translation adjustments	–	–	–	–	–	(10,994)	(10,994)

Balance –August 31, 2022	17,156,878	17,157	508,642	–	(825,776)	(51,153)	(351,130)

Common stock issuable for services	–	–	–	20,000	–	–	20,000

Net income for the period	–	–	–	–	1,092	–	1,092

Foreign currency translation adjustments	–	–	–	–	–	1,578	1,578

Balance –November 30, 2022	17,156,878	$17,157	$508,642	$20,000	$(824,684)	$(49,575)	$(328,460)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)

Stock subscriptions received	–	–	–	10,000	–	–	10,000

Common stock issuable for services	–	–	–	20,000	–	–	20,000

Net loss for the period	–	–	–	–	(32,220)	–	(32,220)

Foreign currency translation adjustments						(8,552)	(8,552)

Balance, May 31, 2023	17,190,211	17,190	535,275	43,334	(919,218)	(69,380)	(392,799)

Common stock issued for cash	220,000	220	209,780	(10,000)	–	–	200,000

Common stock issued for services	133,333	133	123,200	(123,333)	–	–	–

Common stock issuable for services	–	–	–	186,666	–	–	186,666

Net loss for the period	–	–	–	–	(174,618)	–	(174,618)

Foreign currency translation adjustments	–	–	–	–	–	4,776	4,776

Balance – August 31, 2023	17,543,544	17,543	868,255	96,667	(1,093,836)	(64,604)	(175,975)

Cancellation of common stock	(2,035,000)	(2,035)	(21,465)	–	–	–	(23,500)

Forgiveness of amount owing for repurchase of common stock	–	–	70,000	–	–	–	70,000

Common stock issuable for services	–	–	–	108,332	–	–	108,332

Common stock subscriptions received	–	–	–	200,000	–	–	200,000

Net loss for the period	–	–	–	–	(302,077)	–	(302,077)

Foreign currency translation adjustments	–	–	–	–	–	(7,410)	(7,410)

Balance –November 30, 2023	15,508,544	$15,508	$916,790	$404,999	$(1,395,913)	$(72,014)	$(130,630)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended November 30, 2023	Nine Months Ended November 30, 2022

Cash Flows from Operating Activities

Net Loss	$(508,915)	$(73,173)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	888	7,162
Common stock issued or issuable for services	314,998	20,000
Depreciation	15,718	33,802
Gain on disposal of equipment	(622)	(17)
Gain on settlement of lease	(1,052)	(277)
Interest expense on lease liability	66	1,065
Stock-based compensation	200,000	–

Changes in operating assets and liabilities:
Accounts receivable	(7,567)	14,264
Prepaid expenses and other current assets	(3,320)	(622)
Deposits	32,162	–
Accounts payable and accrued liabilities	(20,330)	(545,492)
Accounts payable – related party	18,937	3,014

Net Cash Provided by (Used in) Operating Activities	40,963	(540,274)

Cash Flows from Investing Activities

Purchase of property and equipment	(24,144)	(5,074)
Proceeds received on disposal of property and equipment	828	821

Net Cash Used in Investing Activities	(23,316)	(4,253)

Cash Flows from Financing Activities

Proceeds common stock issued or issuable for cash	210,000	–
Proceeds from notes payable to related party	4,000	40,000
Repayment of notes payable to related party	(4,000)	–
Repurchase and cancellation of common stock	(23,500)	–
Repayment of lease liabilities	(1,014)	(8,823)

Net Cash Provided by Financing Activities	185,486	31,177

Effect of Exchange Rate Changes on Cash	(20,139)	(80,890)

Change in Cash and Cash Equivalents	182,994	(594,240)

Cash and Cash Equivalents - Beginning of Period	662,991	1,156,005

Cash and Cash Equivalents - End of Period	$845,985	$561,765

Supplemental Disclosures of Cash Flow Information:

Interest paid	$25,031	$–
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities :

Forgiveness of amount owing for repurchase of common stock	$70,000	$–
Return and cancellation of common stock	$–	$100
Settlement of related party note payable	$–	$11,747

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Rent Pay and Huntpal, and its controlled subsidiary Miway, of which it owns 51%. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company’s accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As at November 30, 2023, the Company did not have any cash held in U.S. institutions in excess of the FDIC insured limit.

e)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at November 30, 2023, the Company has recognized an allowance for doubtful accounts of $885 (February 28, 2023 - $2,022).

f)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:
Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at November 30, 2023, and February 28, 2023.

g)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:
Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at November 30, 2023, and February 28, 2023.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the nine months ended November 30, 2023, or 2022. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, “
Comprehensive Income”,
establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at November 30, 2023, and February 28, 2023, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2023, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:
	Cost	Accumulated Depreciation	November 30, 2023 Net Carrying Value	February 28, 2023 Net Carrying Value

Computer equipment	$13,980	$(9,071)	$4,909	$4,723
Computer software	206,000	(205,595)	405	7,445
Furniture and fixtures	9,851	(7,574)	2,277	2,763
Motor vehicle	24,265	(7,492)	16,773	1,133
Office equipment	4,238	(3,501)	737	997

Total	$258,334	$(223,233)	$25,101	$17,061

During the nine months ended November 30, 2023, the Company recorded depreciation expense of $15,718 (2022 - $33,802). During the nine months ended November 30, 2023, the Company acquired $2,317
R(2022 - $2,194) of computer equipment, and $21,827 (2022 - $2,280) of motor vehicles.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:
	Cost	Accumulated Amortization	November 30, 2023 Net Carrying Value	February 28, 2023 Net Carrying Value

Right-of-use building (operating lease)	$61,103	$(37,784)	$23,319	$37,098
Right-of-use vehicles (finance lease)	–	–	–	2,807

Total	$61,103	$(37,784)	$23,319	$39,905

During the nine months ended November 30, 2023, the Company recorded rent expense of $14,955 (2022 - $12,890) related to Company’s right-of-use building and amortization expense of $888 (2022 - $7,766) related to the Company’s right-of-use vehicles. During the nine months ended November 30, 2023, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,912 and a remaining lease liability of $2,966, resulting in a gain on settlement of lease of $1,052.

6.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at November 30, 2023, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $2,688 (February 28, 2023 – $1,934), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at November 30, 2023, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $2,230 (February 28, 2023 – $1,477) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at November 30, 2023, the outstanding principal is $20,000 (February 28, 2023 – $20,000) and the Company has recognized accrued interest of $3,600 (February 28, 2023 – $2,093), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at November 30, 2023, the outstanding principal is $26,000 (February 28, 2023 – $26,000) and the Company has recognized accrued interest of $6,838 (February 28, 2023 – $4,879), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at November 30, 2023, the outstanding principal is $130,000 (February 28, 2023 – $130,000) and the Company has recognized accrued interest of $23,400 (February 28, 2023 – $13,606), which is included in due to related parties.

f)
During the year ended February 28, 2022, a third-party lender purchased from a company controlled by a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of October 13, 2021.  The maturity date was amended to October 13, 2023, during the year ended February 28, 2022. As at November 30, 2023, the outstanding principal is $15,000 (February 28, 2023 – $15,000) and the Company has recognized accrued interest of $3,945 (February 28, 2023 – $2,815), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on March 2, 2023. As at November 30, 2023, the outstanding principal is $25,000 (February 28, 2023 - $25,000) and the Company has recognized accrued interest of $3,952 (February 28, 2023 – $2,069), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matures on September 9, 2023. As at November 30, 2023, the outstanding principal is $15,000 (February 28, 2023 - $15,000) and the Company has recognized accrued interest of $1,837 (February 28, 2023 - $707), which is included in due to related parties.

i)
On May 31, 2023, the Company entered into a promissory note with a company controlled by a Director of the Company for $4,000, which is unsecured, bears interest of 10% per annum and matures on May 31, 2024. On June 13, 2023, the Company repaid the full amount of the note.

j)	During the nine months ended November 30, 2023, the Company incurred salary expenses of $83,522 (R1,558,145) (2022 – $89,672 (R1,473,859)) to the CEO of the Company.

k)	During the nine months ended November 30, 2023, the Company incurred directors’ fees of $nil (2022 – $37,000) to a Director of the Company.

l)	During the nine months ended November 30, 2023, the Company incurred directors’ fees of $65,000 (2022 – $nil) to a Director of the Company pursuant to a Director Agreement (Note 11(b)).

m)
During the nine months ended November 30, 2023, the Company incurred management fees of $174,998 (2022 - $nil) and directors’ fees of $75,000 (2022 – $nil) to the Chief Operating Officer (“COO”) and Director of the Company pursuant to a Director and Officer Agreement (Note 11(c)). In addition, the Company recognized $100,000 of stock-based compensation to the COO of the Company in connection with the issuance of 200,000 shares of common stock with a fair value of $200,000 for cash proceeds of $100,000.

n)
During the nine months ended November 30, 2023, the Company recognized stock-based compensation of $100,000 to a company controlled by a Director of the Company in connection with the subscription for 200,000 shares of common stock with a fair value of $200,000 for cash proceeds of $100,000.

7.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023.
As at November 30, 2023, the Company has recognized accrued interest of $9,467 (February 28, 2023 –
$6,945
), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at November 30, 2023, the Company has recognized accrued interest of $8,829 (February 28, 2023 – $7,269), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on April 26, 2022. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at November 30, 2023, the Company has recognized accrued interest of $4,737
(February 28, 2023 – $3,451), which is
included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments were for $357 (R6,658) and $507 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the nine months November 30, 2023, the Company paid a total of $1,080 (2022 - $6,102) in principal and interest payments on the two motor vehicle leases.

On November 14, 2022, the Company settled one of the motor vehicle finance leases for a settlement fee of $2,538 (R47,351) resulting in a gain on settlement of $273 (R4,549). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On May 10, 2023, the Company settled the second motor vehicle finance leases for a settlement fee of $2,530 (R47,204) resulting in a gain on settlement of $1,052 (R19,480). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,179 (R22,000) for the first year, $1,262 (R23,540) in the second year, $1,350 (R25,188) in the third year, and $1,445 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,662 (R31,000) for the first year and $1,761 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2023:
Years ending February 28:	Building Lease (Operating Lease)

2024	$5,064
2025	19,295

Net minimum lease payments	24,359
Less: amount representing interest payments	(1,040)

Present value of net minimum lease payments	23,319
Less: current portion	(19,841)

Long-term portion	$3,478

9.	Common Stock

Share transactions for the nine months ended November 30, 2023:

a)
On July 17, 2023, the Company issued 200,000 shares of common stock with a fair value of $200,000 to the COO of the Company for proceeds of $110,000
, resulting in the recognition of stock-based compensation of $100,000. The Company also issued a total of 133,333 shares of common stock for services with a fair value of $123,333, pursuant to a Director Agreement (Note 11(b)) and Officer Agreement (Note 11(c)).

b)	On July 17, 2023, the Company issued 20,000 shares of common stock to an arms length party for proceeds of $10,000.

c)
On September 19, 2023, the Company repurchased 2,035,000 shares of common stock from the former CEO of the Company for $23,500, pursuant to the amended Share Purchase and Separation Agreement described in Note 11. In addition, the former CEO of the Company agreed to forgive $70,000 of amounts owing for the repurchase of common stock under the original Share Purchase and Separate Agreement, which has been recognized in additional paid-in capital.

d)
During the nine months ended November 30, 2023, the Company accrued $100,000 of stock payable for 100,000 shares of common stock pursuant to Director Agreements and $174,998 of stock payable for 174,998 shares of common stock pursuant to an Officer Agreement (Note 11(c)).

e)
During the nine months ended November 30, 2023, the Company received $100,000 of subscriptions from a company controlled by a Director of the Company pursuant to the issuance of 200,000 shares of common stock with a fair value of $200,000, resulting in the recognition of stock-based compensation of $100,000. At November 30, 2023, the shares have not been issued and the fair value of $200,000 is included in common stock issuable.

Share transactions for the nine months ended November 30, 2022:

a)	On March 2, 2022, the Company repurchased 100,000 shares of common stock from the former CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.

10.	Concentrations

The Company’s revenues were concentrated among five customers for the nine months ended November 30, 2023, and four customers for the nine months ended November 30, 2022.
Customer	Nine Months Ended November 30, 2023

1	26%
2	21%
3	11%
4	19%
5	7%

Customer	Nine Months Ended November 30, 2022

1	22%
2	16%
3	11%
4	11%

The Company’s receivables were concentrated among three customers as November 30, 2023, and February 28, 2023:

Customer	November 30 , 2023

1	60%
2	10%
3	9%

Customer	February 28 , 2023

1	38%
2	12%
3	12%

11.	Commitments and Contingencies

a)
On February 3, 2022 (the “Effective Date”), the former CEO of the Company and the Company entered into a Share Purchase and Separation Agreement (the “Agreement”) with the following terms: (a) former CEO sells the Company 7,125,000 shares of common stock of the Company and 3,700,000 shares of common stock of MiWay Finance, Inc. (the “Purchased Shares”), for $240,000, payable with a $150,000 cash payment within 10 days of the Effective Date (“closing date”); and (b) $10,000 per month for 9 consecutive months commencing April 1, 2022; (c) the Company will pay the former CEO current salary through February 2022; (d) former CEO shall retain ownership of 2,000,000 shares of the Company’s common stock subject to a lockup/leak out whereby the former CEO is prohibited from selling any of the 2,000,000 Shares for a period of 18 months and thereafter, shall be permitted to sell no more than 5,000 shares per month. In addition, the former CEO agreed to forgive the $10,000 promissory note and accrued interest entered on September 7, 2021 with the Company, as well as $1,170 in expenses incurred on behalf of the Company.  As of February 28, 2022, the Company received 7,025,000 of the 7,125,000 shares of common stock of the Company. The transaction closed on March 2, 2022, and the Company received the remaining 100,000 shares of common stock of the Company and 3,700,000 shares of common stock of Miway Finance Inc.

On September 1, 2023, the Company amended the Agreement with the former CEO of the Company. The amendment stipulates a revised payment structure, with the Company agreeing to pay a total of $170,000 for the Purchased Shares
, including a $150,000 cash payment post-closing and two $10,000 monthly payments from April 1, 2022, all of which have been paid at the amendment date. As a result of the amendment, a total of $70,000 was forgiven related to the revised payments for the Purchased Shares resulting in a corresponding reduction in accounts payable and accrued liabilities, and additional paid-in capital. The Company and the former CEO of the Company have mutually released each other from all claims and liabilities related to the former CEO’s employment and termination, excluding those specified in the agreement. Additionally, the Company agreed to repurchase a total of 2,035,000 shares of common stock held by the former CEO of the Company in consideration for $23,500. All other terms of the original agreement remain in effect unless specifically modified by this addendum. On September 19, 2023, the Company repurchased and cancelled the 2,035,000 shares of common stock (Note 9(b)).

b)
On September 1, 2022, the Company entered into an agreement with a Director of the Company for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. During the year ended February 28, 2023, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2022 to February 2023.  During the year ended February 28, 2023, the Company issued 33,333 of the 50,000 shares issuable, leaving a balance of 16,667 shares still issuable at February 28, 2023. During the nine months ended November 30, 2023, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from March 2023 to August 2023. During the nine months ended November 30, 2023, another 50,000 shares were issued.

On August 16, 2023, the Company extended its Agreement with the Director for a new term of 12 months, effective September 1, 2023. In consideration of services to be rendered, the Company shall pay the director 100,000 restricted shares of common stock, of which 50,000 shares will vest every 6 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $25,000, representing a fair value of 25,000 shares of common stock issuable for services rendered for the period from September 2023 to November 2023. As at November 30, 2023, a total of 116,667 shares (February 28, 2023 – 16,667 shares) of common stock remain issuable to the director.

c)
On March 1, 2023, the Company entered into agreements with a Director and COO of the Company for director services and management services for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional 700,000 shares of common stock that will vest quarterly with 12 equal payments of 58,333 shares. During the nine months ended November 30, 2023, the Company recognized management fees of $174,998 and board member compensation of $75,000, representing the fair value of 249,998 shares of common stock issuable for services rendered for the period from March 2023 to November 2023.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the nine months ended November 30, 2023, R600,000 of the deposit was returned to the Company. As at November 30, 2023, the balance of the deposit was $10,676 (R200,000) (February 28, 2023 – $43,289 (R800,000). The deposit will remain for as long as the Company uses the facility.

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

•	Increased competitive pressures from existing competitors and new entrants.

3

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to other countries besides South Africa

•	Whether we will develop interest in our software system in other countries we plan to expand into

•	The level of activity of credit facilities and their need for our software

Results of Operations: For the 3  months ended November 30,  2023 and November 30,  2022

Revenues

Our revenues for the 3-month period ended November 30, 2023 and 2022 were $364,360 and $325,345, respectively, reflecting increased revenues of $39,015. The $39,015 of increased revenues is primarily attributable to growth in transaction in our South African operations.

Net Loss/Profit

We had a net loss of $302,077 and a net profit of $1,092 for the 3-months ended November 30, 2023 and November 30, 2022, respectively, reflecting an increased net loss of $303,169, which is primarily attributable to an increase in general and administrative expenses.

Expenses

We incurred total expenses of $493,669 and $170,923, respectively, for the 3-month period ended November 30,  2023 and 2022, reflecting increased  expenses of $322,746,  which is primarily attributable to an increase in common stock issued for services.

Results of Operations: For the 9 months ended November 30, 2023 and November 30,  2022

Revenues

Our revenues for the 9-month period ended November 30, 2023 and 2022 were $1,060,978 and $1,021,969, respectively, reflecting increased  revenues of $39,009. The increased revenues of $39,009 is primarily attributable to an increase in transactional volume in our South African operations.

Net Loss/Profit

We had a net loss of $508,915  and a net loss of $73,173  for the 9-months ended November 30,  2023 and 2022, respectively, reflecting  increased  net loss of $435,742, which is primarily attributable to an increase of $436,417 in general and administrative expenses.

Expenses

We incurred total expenses of $1,067,008 and $654,949, respectively, for the 9-month period ended November 30, 2023 and 2022, reflecting increased total expenses of $412,059, which is primarily attributable to an increase in common stock issued for services.

4

Liquidity and Capital Resources

We had negative working capital of $110,083 at November 30, 2023 and negative working capital of $387,233 for our year end at February 28, 2022, representing decreased negative working capital of $277,150.

Our net cash used in operating activities was $40,963 and negative $540,274 for the 9 months ended November 30, 2023 and 2022, respectively,  reflecting decreased net cash used in operating activities of $581,237.

Our net cash used in investing activities were $(23,316) and $(4,253) , respectively, for the 9 months ended November 30,  2023 and 2022, reflecting increased net cash of used in investing activities of $19,063.

Our net cash provided by financing activities was $185,486 and $31,177 for the 9-month period ended November 30, 2023 and 2022, respectively, reflecting increased  net cash provided by financing activities of $154,309.

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

Open Item

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

Date: January 22, 2024

UPAY, INC.

By: /s/ Jacob C. Folscher
Jacob C. Folscher
Chief Executive Officer / Chief Financial Officer
/Chief Accounting Officer)

7