Form 10-K
period 2024-02-29
UPAY
filed 2024-06-11
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended
February 28, 2024

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
☐

No

☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒

No

☐
¨

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐

No

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of May 30, 2024
,
$0.67 per share, the last business day of the registrant’s most recently completed second fiscal quarter was $1,395,922.

As of
June
11
, 2024, there were
15,708,544
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

(c)
On May 21, 2024, , Huntpal LLC became a wholly owned subsidiary of UPAY Inc. Huntpal is registered as a seller of travel  in Florida. Huntpal will partner with established outfitters and hunting destinations in South Africa and market hunting trips to South Africa for US hunters desiring to hunt in South Africa.

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

US Operational Cost/Restructuring:

In order to reduce the cost of our US operations, we decided to close the sales office in Grapevine Texas and to only keep the registered Dallas office at this point in time. We will focus our efforts in supporting Huntpal LLC to grow in the US, especially through our wholly owned subsidiary, Huntpal LLC. We will keep our office in Texas  and we will  continue to focus on our African expansion. .

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

Events

We will arrange in-person marketing events together with industry leaders and opinion makers that will ensure personal interaction opportunities with potential clients that could result in a high conversion rate and quality leads on. During 2017, 2018, and 2019, 2020, 2021,2022,2023, and 2024 we attended conferences and engaged with industry leaders.

Seasonality

We do not have a seasonal business cycle in South Africa.

Raw Materials

We do not use raw materials in our business.

Target Market

Our target market consists of:

•	Online lenders;

•	Storefronts lenders;

•	Retail establishments

•	Lawyers, doctors, accountants; and

•	Athletic or other clubs that charge monthly fees

Reliance Upon One or a Few Customers

During our Fiscal Year 2024, 4 customers accounted for 67.63% of our revenues business in South Africa, as follows:

Customer % Mar 2023 – Feb 2024

Customer	Percentage
Customer 1	29.43%
Customer 2	19.53%
Customer 3	11.40%
Customer 4	7.27%
Employees

We have 16 full-time employees: (a) our CEO/CFO, Jacob C Fölscher; (b) 1 operations manager; (c) 1 financial director; (d) 1 scientific programmer; (e) 4 systems engineers;  (f) 2 accounting/bookkeeping persons; (g) , 2 assistants, and (h) 4 Software developers. Our scientific programmer and system engineers and 3 Software developers will continue to provide support and technical assistance and modifications to our current ACPAS system and support development of future products and our current software. Most of our employees are located at our South African office working directly for the South Africa office.

To be Hired Employees

Contingent upon our revenues and adequate financing, we plan to hire 2 additional developers 4 sales representatives, 4 technical support staff members, 2 training consultants and 1 national sales manager.

Geographic Territory

Our products and services have been offered since June 2008 in all South Africa provinces and will continue to be so offered.

Competition

Our primary competitors in South Africa are

•	Compuloan

•	Delter

•	Mycomax
Each of the above competitors sell credit related software that is sold to lenders.

Competitive Advantages

•	We are a Cloud based system and there is no need for physical installation;

•
For the past 12 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;

•	South Africa has a non-paying culture as evidenced by market data.

Competitive Disadvantages

•	Our competitors in South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

•	We don’t have any operations in the US;

•	We will have substantial development of our business and software program to adopt to the various states; and

•	We have not tested our marketing or our product in the US.
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

The NCA lists a number of consumer rights, which are protected by the Act. A party who breaches Consumer rights protected by the NCA commits an offence in terms of credit law, which enables Consumer recourse through the established dispute channels. The following are Consumer rights protected in the NCA:

•	To apply for credit

•	To be protected against discrimination in the granting of credit

•	To be informed why credit has not been granted, should you ask

•	To receive a free copy of your credit agreement

•	To receive a credit agreement in plain and simple language

•	To have your personal and financial information treated confidential

•	To understand all fees, costs, interest rates, the total installment and any other details

•	To say no to increases on your credit limit

•	To decide whether or not you want to be informed about products or services via telephone, SMS, mail or e-mail campaigns

•	To apply for debt counseling should you be overwhelmed by debt

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

However, Wouter Fouche resigned from all positions on February 3, 2022, including from all positions at any subsidiaries or affiliates, pursuant to a February 3, 2022, Share Purchase and Separation Agreement (the “Agreement”). In the Agreement, Wouter Fouche sold 7,125,000 of his 9,125,000 shares and three million seven hundred thousand (3,700,000) of MiWay Finance shares to us that were owned by Wouter Fouche for $240,000, which we have agreed to pay with a $150,000 cash payment within 10 days of the Effective Date and $10,000 per month for 9 consecutive months commencing April 1, 2022; Wouter Fouche retained an amount of 2,00,000 UPAY, Inc. shares pursuant to the Agreement. The 2,00,0000 of our shares are locked up for a period of eighteen (18) months from the closing date of the agreement and thereafter no more than five thousand (5,000) of the Retained Shares may be sold per month. The Agreement also provides for non-circumvention, non-derogation, non-solicitation provisions and Mr. Fouche will never solicit any of our employees, customers or vendors for any other business, work or project of any kind and shall take no action to interfere with, disrupt or harm our business in any manner. Further, Wouter Fouche will keep confidential, any and all information in his knowledge or possession about us or our business, finances or operations, our employees, officers, directors or agents. Wouter Fouche’s resignation was not in connection with any disagreement with our management regarding us, our operations, policies or practices. On September 1, 2023, we  amended the Share Purchase and Separation Agreement. . The original amount of $240,000 payable, which was to be paid as $150,000 within 10 days of the Effective Date and $10,000 per month for 9 consecutive months, was reduced to $170,000, payable as $150,000 initially and $10,000 per month for 2 consecutive months. Additionally, the addendum stipulated that the remaining 2,035,000 UPAY shares held by Wouter Fouche and his wife, Desiree Fouche, would be repurchased by the Company for an additional $23,500. This transaction was executed, and consequently, Wouter Fouche and his wife are no longer shareholders of the Company.

Verbal Agreement with Jacob C Fölscher

We had verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $9,500 for our fiscal year 2021 based upon available funds. There will also be a 13 th
check as an annual bonus of $9,500 per year. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating to the US, if applicable. The monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement. In addition, following the resignation of our former CEO Mr. Fouche, Mr. Fölscher has also taken up the role of CEO and Mr. Fölscher currently also serves as our CEO.

Share Exchange Agreement with Rent Pay (Pty) Ltd

On November 4, 2015, we completed a Share Exchange Agreement with Rent Pay (Pty), Ltd (“Rent Pay”), a South African company, and Rent Pay’s shareholders, which are South Africa Trusts controlled by our officers. In the Share Exchange, we exchanged 200,000 shares of our common stock for all of Rent Pay’s outstanding shares (1,000 shares), 500 of which were in the name of the Loantech Trust, a trust controlled by our then officer, Wouter Fouche, and 500 shares in the name of Fölscher Family Trust, a trust controlled by our other officer, Jacob Fölscher. As a result of the share exchange, Rent Pay become our wholly owned subsidiary of UPAY

Consulting Agreement with Ferdinand Labuschagne

We have a June 3, 2016 consulting agreement with Ferdinand Labuschagne to perform business advisory services in return for 300,000 restricted common stock shares that were issued and two million cashless warrants exercisable at $3.50 with an exercise period of 2 years following the effectiveness notice from the SEC, at which time the warrants will be issued. The exercise period has since expired on December 6, 2020. The 300,000 shares are subject to a Dribble Out Agreement providing that Ferdinand Labuschagne agrees not to sell during each quarter after the lock up period more than 10% of its shares then held and not more than 1,500 shares per day. The shares and the warrants are locked up for a period of 2 years following the date when the Company’s shares are publicly traded. As disclosed, Ferdinand Labuschagne is Wouter A. Fouche’s brother-in-law, and the consulting agreement is a related party transaction.

Software Services Agreement with Fourier Systems (Pty) Ltd

We have a January 18, 2016 Software Services Agreement with Fourier Systems (Pty) Ltd (“Fourier”), a software services company located and registered in South Africa. The  agreement provides that, Fourier agrees to provide services to develop the software for a US Loan Administration System and a Payment Gateway System in return for 1,800,000 restricted common stock shares of UPAY, 1,000,000 shares of which will be recorded in book entry at our transfer agent within 10 days of the development completion of all functionality of the Loan Administration System and 800,000 shares of which will be recorded in book entry at our transfer agent within 10 days of the development completion of the our Payment Gateway. The relationship between us  and Fourier has since come to an end and no development on the project was performed by Fourier, rendering the agreement cancelled.

Website/Software Services Agreement with Twin Harbor Web Solutions, Inc.

We have a January 1, 2016 Website/Software Services Agreement with Twin Harbor Web Solutions, Inc. (“Twin Harbor) providing that Twin Harbor will provide software and website development services involving website design and basic website setup for our ACPAS system. The agreement provides that we will pay Twin Harbor: (a) $35 per month to be billed annually for website hosting; (b) $750 for website setup; (c) an initial $2,000 payment to build the master website and the plug in with all of our web services; and (d) upon completion of the master website with all plugins, we will issue 30,000 restricted common stock shares of UPAY to Twin Harbor. .

Asset Purchase Agreement with Twin Harbor Web Solutions, Inc

We have an April 16, 2018 Asset Purchase Agreement with Twin Harbor, where we acquired the software known as “Theme Studio” from Twin Harbor  in exchange for 2,000,000 restricted common stock shares of UPAY. The acquired software includes a customizable client loan or product website with templates that include a client and document management platform as well as an electronic document signature solution. This means that we now own all right, title and deed to the “Theme Studio “software and can further develop the platform.

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

In consideration and exchange for the Consultant’s services and a cash investment of $30,000 by the Consultant in UPAY, the Company agreed to issue (1,000,000 shares of common stock in the Company to the Consultant, effective upon execution of the agreement.

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

We have a September 1, 2022 Director Agreement with Pieter A Swanepoel, for a period of 12 months, through August 31, 2023, to serve as our director . Mr. Swanepoel is to perform such duties and responsibilities as are customarily related to such position in accordance with Company’s bylaws, Code of Ethics, and applicable law, including, but not limited to, assisting the Company in the following: (a) assisting the Company with its cash flow planning and forecasts for budget and financial planning purposes; (b) assisting in the Company with preparing financial information ; (c) advise the Company on group structuring and business and financial needs (collectively, the “Services”). This agreement has since been extended for another 12 month period.

Mr. Swanepoel will be paid 100,000  restricted common shares of the Company over a 12-month period for his services.

We have a March 1, 2023 Director Agreement with Randall F Greene for a period of 12 months through February 29, 2024 to serve as our director.   We also have a March 1, 2023 Officer Agreement with Randall F Greene to serve as our Chief Operations Officer (“COO”).   Pursuant to these agreements, Randall Greene is to perform such duties and responsibilities as are customarily related to those  positions,  including, but not limited to, assisting us  in the following: a) identifying and assessing potential acquisitions ; (b) assisting in as Regulation A filing if pursued; (c) advise and assist us  on  public company and business strategy; (d) represent us as our COO, including to establish its business presence in the US, (e) assist us in opening  US bank accounts,  (f) establish business relationships with service providers and establish other business relationships,  Randall Greene will be paid 100,000  shares for his Director Agreement for the 12 month period and 700,000 shares in return for his COO services.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

We pay monthly rent of $59.00 per month for our Texas office. Our office is adequate for our current needs. Our lease is on a month-to-month basis.

Rent Pay’s offices are located at Centurion, South Africa and comprised of 2905 square feet. The South Africa offices are composed of reception area, two boardrooms, one sales and, support floor, an administration office and 3 separate offices for management and three toilets. There is also a fully fitted kitchen and entertainment area. Rent Pay pays monthly rent of $2,110 and its lease expires on 31 January 2025. The total office space currently is 2905 square feet as of 1 February 2021.

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

Common Stock

As of March 31, 2024, our common stock was held by 53 stockholders of record and we had
15,708,544
shares of common stock issued and outstanding.

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

COMPARATIVE RESULTS FOR FISCAL YEARS 2023 AND 2024

Results of Operations:
For the year ended February 28, 2024 and February 28, 2023

Liquidity and Capital Resources

Revenues

Our revenues for the years ended February 28, 2024 and February 29, 2023 were $1,394,408  and $1,359,991, respectively, reflecting increased revenues of $34+,417, which  increased revenues are primarily attributable to an increase in transactional revenue in our South African operations,

Net Profit/Net Loss

We had a net loss of $736,191 for the year ended February 28, 2024 and  $135,487 for the year February 29, 2023, respectively,  reflecting an increased net loss of $600,704, which increased net loss is primarily attributable to an increase in general and administration expenses. We had a working capital deficit of ($229,865) at February 28, 2024 and ($387,233) February 29, 2023, respectively. The ($229,865) of working capital deficit  in fiscal year 2024 is primarily attributable to increased operating expenses.

Operating Expenses

We incurred total expenses of $1,416,478 and $874,362 for the years ended February 28, 2024 and February 29, 2023, respectively, reflecting an increase in total expenses of $542,116 from 2023 fiscal year the 2024 fiscal year, which increase  is primarily attributable to an increase in common stock issued for services.

Our net cash used in operating activities was ($145,611) and ($361,066) for the years  ended February 28, 2024 and February 29, 2023, respectively,  representing decreased net cash flows used in operating activities of $215,455.

Our net cash provided by investing activities were ($23,268) and ($7,177) for the years ended February 28, 2024 and February 29, 2023, respectively, reflecting a  $16,091 increase in net cash used in investing activities.

Our net cash provided by financing activities was $185,488 and $29,592 for the fiscal years ended February 28, 2024 and February 29, 20232, respectively, representing a $155,896 increase  from fiscal year 2023 to fiscal year 2024.

We estimate that we will have operating costs of $1,062,350__ from 1 June, 2024 to the remainder of fiscal year 2024 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $118,038over the next 12 months from June 2024 to June 2025 including the following estimated expenditures:
Description	$ Amount
Rent $	$2200
Phone $	$500
IT $	$1000
Legal fees $	$3000
Salaries $	$27,200
SEC reporting $	$5000
These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $110,270 as of 5/31/2024 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of UPAY, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UPAY, Inc. and Subsidiaries (the Company) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and accumulated other comprehensive loss, and cash flows for each of the years in the two-year period ended February 29, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has insufficient revenues and income to fully fund the operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenue upon the completion of project, successful importation of data, and by monthly invoice of fees owed of the financial transactional services provided in an amount that reflects the consideration the Company expects to receive in exchange for the products and services.

Auditing management’s evaluation of agreements with customers involves significant judgement, given the fact that some agreements require managements evaluation and allocation of the transaction price and transfer of goods to the customer.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements and management’s disclosure in the consolidated financial statements.

/s/M&K CPAS, PLLC
We have served as the Company’s auditor since 2018
The Woodlands, Texas
June
11
, 2024

PCAOB ID #2738

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 29, 2024	February 28, 2023

ASSETS

Current Assets

Cash and cash equivalents	$642,846	$662,991
Accounts receivable, net of allowance	73,395	68,447
Prepaid expenses and other current assets	2,884	1,564

Total Current Assets	719,125	733,002

Property and Equipment, Net (Note 4)	22,638	17,061
Right-of-use Assets, Net (Note 5)	18,169	39,905
Deposit (Note 12)	10,408	43,289

Total Assets	$770,340	$833,257

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$572,904	$760,613
Due to related parties (Note 6)	54,774	29,580
Taxes payable	–	4,766
Current portion of lease liabilities (Note 8)	18,169	22,133
Current portion of notes payable (Note 7)	52,143	52,143
Notes payable – Related parties (Note 6)	251,000	251,000

Total Current Liabilities	948,990	1,120,235

Non-Current Liabilities

Lease Liabilities (Note 8)	–	18,892
Notes Payable (Note 7)	76,157	76,157

Total Liabilities	1,025,147	1,215,284

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 15,708,544 shares and 17,190,211 shares issued and outstanding, respectively	15,708	17,190
Common Stock Issuable	313,331	13,334
Additional Paid-in Capital	1,116,590	535,275
Accumulated Deficit	(1,623,189)	(886,998)
Accumulated Other Comprehensive Loss	(77,247)	(60,828)

Total Stockholders’ Deficit	(254,807)	(382,027)

Total Liabilities and Stockholders’ Deficit	$770,340	$833,257

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 29,	February 28,
	2024	2023

Revenue	$1,394,408	$1,359,991
Cost of Revenue	(659,788)	(574,870)

Gross Profit	734,620	785,121

Expenses

Amortization of right-of-use assets (Note 5)	880	8,342
Depreciation (Note 4)	17,608	46,194
General and administrative	1,397,990	819,826

Total Expenses	1,416,478	874,362

Loss Before Other Income (Expenses) and Income Taxes	(681,858)	(89,241)

Other Income (Expenses)

Interest income	11,816	4,185
Interest expense	(33,430)	(32,870)
Gain on settlement of lease (Note 8)	1,042	273
Gain on disposal of equipment	620	17

Loss Before Income Taxes	(701,810)	(117,636)

Provision for income taxes	(34,381)	(17,851)

Net Loss	(736,191)	(135,487)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(16,419)	(21,190)

Comprehensive Loss	$(752,610)	$(156,677)

Net Loss Per Share – Basic and Diluted	$(0.04)	$(0.01)
Weighted-average Common Shares Outstanding – Basic and Diluted	16,842,672	17,160,531

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2022	17,256,878	$17,257	$518,440	–	$(751,511)	$(39,638)	$(255,452)

Acquisition of Miway Finance Inc.	–	–	(21,545)	–	–	–	(21,545)

Cancellation of common stock	(100,000)	(100)	–	–	–	–	(100)

Common stock issued for services	33,333	33	26,633		–	–	26,666

Common stock issuable for services	–	–	–	13,334	–	–	13,334

Settlement of related party note payable	–	–	11,747	–	–	–	11,747

Net loss	–	–	–	–	(135,487)	–	(135,487)

Foreign currency translation adjustments	–	–	–	–	–	(21,190)	(21,190)

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)

Cancellation of common stock	(2,035,000)	(2,035)	(21,465)	–	–	–	(23,500)

Common stock issuable for services	–	–	–	423,330	–	–	423,330

Common stock issued for cash	420,000	420	209,580	–	–	–	210,000

Common stock issued for services	133,333	133	123,200	(123,333)	–	–	–

Stock-based compensation	–	–	200,000	–	–	–	200,000

Forgiveness of amount owing for repurchase of common stock	–	–	70,000	–	–	–	70,000

Net loss	–	–	–	–	(736,191)	–	(736,191)

Foreign currency translation adjustments	–	–	–	–	–	(16,419)	(16,419)

Balance – February 29, 2024	15,708,544	15,708	1,116,590	313,331	(1,623,189)	(77,247)	(254,807)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 29,	February 28,
	2024	2023

Cash Flows from Operating Activities

Net Loss	$(736,191)	$(135,487)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	880	8,342
Common stock issued or issuable for services	423,330	40,000
Depreciation	17,608	46,194
Gain on disposal of equipment	(620)	(17)
Gain on settlement of lease	(1,042)	(273)
Interest expense on lease liability	66	1,204
Stock-based compensation	200,000	–

Changes in operating assets and liabilities:
Accounts receivable	(6,647)	8,335
Prepaid expenses and other current assets	(1,418)	1,426
Deposits	32,097	–
Accounts payable and accrued liabilities	(98,868)	(362,566)
Accounts payable – related party	25,194	31,776

Net Cash Used in Operating Activities	(145,611)	(361,066)

Cash Flows from Investing Activities

Purchase of property and equipment	(24,095)	(7,987)
Proceeds received on disposal of property and equipment	827	810

Net Cash Used in Investing Activities	(23,268)	(7,177)

Cash Flows from Financing Activities
	–	–
Proceeds common stock issued or issuable for cash	210,000	–
Proceeds from notes payable to related party	4,000	40,000
Repayment of notes payable to related party	(4,000)	–
Repurchase and cancellation of common stock	(23,500)	–
Repayment of lease liabilities	(1,012)	(10,408)

Net Cash Provided by Financing Activities	185,488	29,592

Effect of Exchange Rate Changes on Cash	(36,754)	(154,363)

Change in Cash and Cash Equivalents	(20,145)	(493,014)

Cash and Cash Equivalents - Beginning of Year	662,991	1,156,005

Cash and Cash Equivalents - End of Year	$642,846	$662,991

Supplemental Disclosures of Cash Flow Information:

Interest paid	$33,430	$32,870
Income taxes paid	$34,381	$17,851

Non-cash Investing and Financing Activities:

Forgiveness of amount owing for repurchase of common stock	$70,000	$–
Return and cancellation of common stock	$–	$100
Settlement of related party note payable	$–	$11,747

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Rent Pay, and its controlled subsidiaries Miway and Huntpal, of which the Company owns 48% and owns 51%, respectively. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company’s accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As at February 29, 2024, the Company did not have any cash held in U.S. institutions in excess of the FDIC insured limit.

d)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at February 29, 2024, the Company has recognized an allowance for doubtful accounts of $536 (February 28, 2023 - $2,022).

e)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at February 29, 2024, and February 28, 2023.

f)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at February 29, 2024, and February 28, 2023.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the year ended February 29, 2024, or February 28, 2023. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

ASC 220, “
Comprehensive Income”,
establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 29, 2024, and February 28, 2023, the only item that represents comprehensive income (loss) was foreign currency translation.

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

n)	Income Taxes

Pursuant to ASC 740,
Income Taxes
, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of the Company’s net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards.

o)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 29, 2024, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:
	Cost	Accumulated Depreciation	February 29, 2024 Net Carrying Value	February 28, 2023 Net Carrying Value

Computer equipment	$13,687	$(9,501)	$4,186	$4,723
Computer software	206,000	(205,675)	325	7,445
Furniture and fixtures	9,604	(7,530)	2,074	2,763
Motor vehicle	23,655	(8,241)	15,414	1,133
Office equipment	4,134	(3,495)	639	997

Total	$257,080	$(234,442)	$22,638	$17,061

During the year ended February 29, 2024, the Company recorded depreciation expense of $17,608 (February 28, 2023 – $46,194). During the year ended February 29, 2024, the Company acquired $2,312 (February 28, 2023 – $3,788) of computer equipment, $nil (February 28, 2023 – $835) of furniture and fixtures, $nil (February 28, 2023 – $522) of office equipment, and $21,783 (February 28, 2023 – $2,842) of motor vehicles.

5.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	February 29, 2024 Net Carrying Value	February 28, 2023 Net Carrying Value

Right-of-use building (operating lease)	$59,568	$(41,399)	$18,169	$37,098
Right-of-use vehicles (finance lease)	–	–	–	2,807
Total	$59,568	$(41,399)	$18,169	$39,905

During the year ended February 29, 2024, the Company recorded rent expense of $20,000 (February 28, 2023 - $17,404) related to Company’s right-of-use building and amortization expense of $880 (February 28, 2023 - $8,342) related to the Company’s right-of-use vehicles. During the year ended February 29, 2024, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,894 and a remaining lease liability of $2,936, resulting in a gain on settlement of lease of $1,042.

6.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at February 29, 2024, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $2,963 (February 28, 2023 – $1,934), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company
 for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at February 29, 2024, the outstanding principal is $10,000 (February 28, 2023 – $10,000) and the Company has recognized accrued interest of $2,479 (February 28, 2023 – $1,477) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company
 for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at February 29, 2024, the outstanding principal is $20,000 (February 28, 2023 – $20,000) and the Company has recognized accrued interest of $4,099 (February 28, 2023 – $2,093), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a Director of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at February 29, 2024, the outstanding principal is $26,000 (February 28, 2023 – $26,000) and the Company has recognized accru ed in
terest of $7,487 (February 28, 2023 – $4,879), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at February 29, 2024, the outstanding principal is $130,000 (February 28, 2023 – $130,000) and the Company has recognized accrued interest of $26,641 (February 28, 2023 – $13,606), which is included in due to related parties.

f)
During the year ended February 28, 2022, a third-party lender purchased from a company controlled by a Director of the Company a promissory note in the amount of $15,000, which is unsecured, bears interest of 10% per annum and had an original maturity date of October 13, 2021.  The maturity date was amended to October 13, 2023, during the year ended February 28, 2022. As at February 29, 2024, the outstanding principal is $15,000 (February 28, 2023 – $15,000) and the Company has recognized accrued interest of $4,319 (February 28, 2023 – $2,815), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a Director of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on March 2, 2023. As at February 29, 2024, the outstanding principal is $25,000 (February 28, 2023 – $25,000) and the Company has recognized accrued interest of $4,575 (February 28, 2023 – $2,069), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a Director of the Com
p
any for $15,000, which is unsecured, bears interest of 10% per annum and matures on September 9, 2023. As at February 29, 2024, the outstanding principal is $15,000 (February 28, 2023 - $15,000) and the Company has recognized accrued interest of $2,211 (2023 - $707), which is included in due to related parties.

i)
On May 31, 2023, the Company entered into a promissory note with a company controlled by a Director of the Company for $4,000, which is unsecured, bears interest of 10% per annum and matures on May 31, 2024. On June 13, 2023, the Company repaid the full amount of the note.

j)	During the year ended February 29, 2024, the Company incurred salary expenses of $126,511 (R2,364,887) (February 28, 2023 – $120,919 (R2,014,435)) to the CEO of the Company.
k)	During the year ended February 29, 2024, the Company incurred directors’ fees of $nil (February 28, 2023 – $37,000) to a Director of the Company.
l)	During the year ended February 29, 2024, the Company incurred directors’ fees of $90,000 (February 28, 2023 – $40,000) to a Director of the Company pursuant to a Director Agreement (Note 11(b)).

m)	During the year ended February 29, 2024, the Company incurred directors ’ f ees of $4,815 (R90,000) (February 28, 2023 – $37,000) to a Director of the Company.

n)
During the year ended February 29, 2024, the Company incurred management fees of $433,330 (February 28, 2023 - $nil) and directors’ fees of $100,000 (February 28, 2023 – $nil) to the Chief Operating Officer (“COO”) and Director of the Company pursuant to a Director and Officer Agreement (Note 11(c)). In addition, the Company recognized $200,000 of stock-based compensation to the COO of the Company in connection with the issuance of 400,000 shares of common stock with a fair value of $400,000 for cash proceeds of $200,000.

7.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2021. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to May 20, 2023.
As at February 29, 2024, the Company has recognized accrued interest of $9,452 (February 28, 2023 – $6,945), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will be gin 12
months from the date of the promissory note. As at February 29, 2024, the Company has recognized accrued interest of $10,195 (February 28, 2023 – $7,269), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on April 26, 2022. During the year ended February 28, 2022, an addendum was entered into to extend the maturity date to October 13, 2023. As at February 29, 2024, the
Co
mpany has recognized accrued interest of $6,008 (February 28, 2023 – $3,451), which is included in accounts payable and accrued liabilities.

8.	Lease Liabilities

The Company commenced the leasing of two motor vehicles on May 23, 2018, and October 10, 2018, for a term of five years each. The monthly minimum lease payments were for $356 (R6,658) and $505 (R9,456). The motor vehicle leases are classified as finance leases. The interest rate underlying the obligation in the leases are both 11.25% per annum. During the year ended February 29, 2024, the Company paid a total of $1,078 (February 28, 2023 - $10,408) in principal and interest payments on the two motor vehicle leases.

On November 14, 2022, the Company settled one of the motor vehicle finance leases for a settlement fee of $2,533 (R47,351) resulting in a gain on settlement of $273 (R4,549). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On May 10, 2023, the Company settled the second motor vehicle finance leases for a settlement fee of $2,530 (R47,204) resulting in a gain on settlement of $1,042 (R19,480). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commences on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,177 (R22,000) for the first year, $1,259 (R23,540) in the second year, $1,347 (R25,188) in the third year, and $1,442 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,658 (R31,000) for the first year and $1,758 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 29, 2024:

Years ending February 28:	Building Lease (Operating Lease)

2025	$18,811

Net minimum lease payments	18,811
Less: amount representing interest payments	(642)

Present value of net minimum lease payments	18,169
Less: current portion	(18,169)

Long-term portion	$–

9.	Common Stock

Share transactions for the year ended February 28, 2023:

a)	On March 2, 2022, the Company repurchased 100,000 shares of common stock from the form e r CEO of the Company, pursuant to the Share Purchase and Separation Agreement described in Note 11.
b)	On January 25, 2023, the Company issued 33,333 shares of common stock for services with a fair value of $26,666, pursuant to a Director Agreement (Note 11).

Share transactions for the year ended February 29, 2024:

a)
On July 17, 2023, the Company issued 200,000 shares of common stock with a fair value of $200,000 to the COO of the Company for proceeds of $100,000, resulting in the recognition of stock-based compensation of $100,000. The Company also issued a total of 133,333 shares of common stock for services with a fair value of $123,333, pursuant to a Director Agreement (Note 11(b)) and Officer Agreement (Note 11(c)).

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

d)
On January 18, 2024, the Company issued 200,000 shares of common stock with a fair value of $200,000 to a company controlled by a Director of the Company for proceeds of $100,000, resulting in the recognition of stock-based compensation of $100,000.

e)
During the year ended February 29, 2024, the Company accrued $163,334 of stock payable for 166,667 shares of common stock pursuant to Director Agreements (Notes 11(b) and (c)) and $149,997 of stock payable for 149,997 shares of common stock pursuant to an Officer Agreement (Note 11(c)).

10.

Concentrations

The Company’s revenues were concentrated among three customers for the year ended February 29, 2024, and four customers for year ended February 28, 2023.

Customer	Year Ended February 29, 2024
1	29%
2	20%
3	11%

Customer	Year Ended February 28, 2023

1	22%
2	18%
3	12%
4	11%

The Company’s receivables were concentrated among one customer as February 29, 2024, and three customers as at February 28, 2023:

Customer	February 29, 2024

1	65%

Customer	February 28, 2023

1	38%
2	12%
3	12%

11.	Commitments and Contingencies

a)
On February 3, 2022 (the “Effective Date”), the former CEO of the Company and the Company entered into a Share Purchase and Separation Agreement (the “Agreement”) with the following terms: (a) former CEO sells the Company 7,125,000 shares of common stock of the Company and 3,700,000 shares of common stock of MiWay Finance, Inc. (the “Purchased Shares”), for $240,000, payable with a $150,000 cash payment within 10 days of the Effective Date; and (b) $10,000 per month for 9 consecutive months commencing April 1, 2022; (c) the Company will pay the former CEO current salary through February 2022; (d) former CEO shall retain ownership of 2,000,000 shares of the Company’s common stock subject to a lockup/leak out whereby the former CEO is prohibited from selling any of the 2,000,000 Shares for a period of 18 months and thereafter, shall be permitted to sell no more than 5,000 shares per month. In addition, the former CEO agreed to forgive the $10,000 promissory note and accrued interest entered on September 7, 2021 with the Company, as well as $1,170 in expenses incurred on behalf of the Company.  As of February 28, 2022, the Company received 7,025,000 of the 7,125,000 shares of common stock of the Company. The transaction closed on March 2, 2022, and the Company received the remaining 100,000 shares of common stock of the Company and 3,700,000 shares of common stock of Miway Finance Inc.

On September 1, 2023, the Company amended the Agreement with the former CEO of the Company. The amendment stipulates a revised payment structure, with the Company agreeing to pay a total of $170,000 for the Purchased Shares, including a $150,000 cash payment post-closing and two $10,000 monthly payments from April 1, 2022, all of which have been paid at the amendment date. As a result of the amendment, a total of $70,000 was forgiven related to the revised payments for the Purchased Shares resulting in a corresponding reduction in accounts payable and accrued liabilities, and additional paid-in capital. The Company and the former CEO of the Company have mutually released each other from all claims and liabilities related to the former CEO’s employment and termination, excluding those specified in the agreement. Additionally, the Company agreed to repurchase a total of 2,035,000 shares of common stock held by the former CEO of the Company in consideration for $23,500. All other terms of the original agreement remain in effect unless specifically modified by this addendum. On September 19, 2023, the Company repurchased and cancelled the 2,035,000 shares of common stock (Note 9(c)).

b)
On September 1, 2022, the Company entered into an agreement with a Director of the Company for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. During the year ended February 28, 2023, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2022 to February 2023.  During the year ended February 28, 2023, the Company issued 33,333 of the 50,000 shares issuable, leaving a balance of 16,667 shares still issuable at February 28, 2023. During the year ended February 29, 2024, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from March 2023 to August 2023. During the year ended February 29, 2024, another 50,000 shares were issued.

On August 16, 2023, the Company extended its Agreement with the Director for a new term of 12 months, effective September 1, 2023. In consideration of services to be rendered, the Company shall pay the director 100,000 restricted shares of common stock, of which 50,000 shares will vest every 6 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $50,000, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2023 to February 2024. As at February 29, 2024, a total of 66,667 shares (2023 – 16,667 shares) of common stock remain issuable to the director.

c)
On March 1, 2023, the Company entered into agreements with a Director and COO of the Company for director services and management services for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional 700,000 shares of common stock that will vest quarterly with 12 equal payments of 58,333 shares. During the year ended February 29, 2024, the Company recognized management fees of $233,330 and board member compensation of $100,000, representing the fair value of 333,330 shares of common stock issuable for services rendered for the period from March 2023 to February 2024. As at February 29, 2024, a total of 249,997 shares of common stock remain issuable to the director.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

12.

Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at February 29, 2024, the balance of the deposit was $10,408 (R200,000) (February 28, 2023 – $43,289 (R800,000). The deposit will remain for as long as the Company uses the facility.

13.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 29, 2024 and February 28, 2023. Rent Pay incurred
an income tax expense of $nil for the year ended February 29, 2024 (February 28, 2023 – $
nil
). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the
Company has recorded a
100
% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annua
l basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $
1,000,000
(February 28, 2023 – $
865,000) at February 29, 2024, which starts to expire in 2037.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 29, 2024, and February 28, 2023.

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 29, 2024, and February 28,
2022
, is sum
m
arized
as
follows
:

	2024 $	2023 $
Loss before income taxes	(736,191)	(135,487)

Income tax recovery at statutory rates	(154,000)	(28,000)
Permanent differences	42,000	–
Temporary differences	4,000	20,000
Change in statutory, foreign tax, foreign exchange rates and other	142,381	25,451
Income tax expenses	34,381	17,851

The unrecognized deferred tax assets include US net operating losses as follows:
	2024 $	2023 $

Deferred tax assets:
Non-capital losses available for future periods	210,000	182,000
Valuation allowance	(210,000)	(182,000)

Deferred income taxes recovered	–	–
The Company has US net operating losses available to offset future taxable income as follows:
2016	$35,000
2017	78,000
2018	71,000
2019	6,000
2020	5,000
2021	130,000
2022	431,000
2023	109,000
2024	135,000
$1,000,000
14.	Subsequent Event

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

Name:

Name:	Age	Position

Jacob Fölscher	46	President, CEO/CFO/CAO /Director
Pieter Swanepoel	46	Director
Randall Greene	58	COO/Director

Background of Officers and Directors

Jacob C. Fölscher

Jacob C Fölscher has been our President, and Director since January 25, 2015 and our Chief Financial Officer/Chief Accounting Officer since June 10, 2016. He currently serves as Chief Executive Officer of UPAY Inc and is the cofounder. He has been the Operational director of Rent Pay (Pty) Ltd, since July 2008 and he currently serves as the Chief Executive Officer of Rent Pay (Pty) Ltd. Rent Pay (Pty) Ltd is our wholly owned subsidiary in South Africa and is a credit related Software Company. He was also the founder of Isidingo Financial Services (“Isidingo”) in March 2009. Isidingo is a financial services company operating in Pretoria South Africa and still in operation today. From March 2006 to February 2009, Jacob Fölscher was the Regional Manager/Operations Manager of Credicor Financial Services, a micro lending firm operating in South Africa. From January 2004 to February 2006, he was the Group Accounting Officer for that same company and from January 2000 to December 2003, he was the NCR compliance officer and Branch Manager, also for Credicor. He currently serves as director on the board of directors of Microfinance South Africa (MFSA), a non-profit member association of Microlenders in South Africa.

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

Additionally, Randall F. Greene has been associated with the following:

•	CEO, Stahl Faust Immobilien, LLC, a real estate development firm
•	Minority Partner with DCS Real Estate Investments (“DCS”), a real estate development firm
•	Minority Partner with DCS owning the 1900-acre Bella Collina Club and Resort, Bella Collina, Florida
•	Minority Partner with DCS owning the new 516 room JW Marriott Bonnet Creek Resort and Spa at the Walt Disney World Resort in Orlando
•	Minority Partner with DCS owning the 60-acre Sandlake Vista multi use project with 300 luxury apartments, hotel, medical offices, 7/11 store and a self-storage facility in Orlando, Florida.
•	Minority Partner with DCS owning a retail project in Disney’s Celebration project in Celebration, Florida.
•	Minority Partner in the 1200 room Marriott and Westin Towers at the Orange County Convention Center in Orlando, which is in development and construction starting mid-2022.
•	Chairman of the Bella Collina Community Development District (Governmental Entity)
•	Chairman of the Westwood/ OCC Community Development District at the Orange County Convention Center (Governmental Entity)
•	Chairman of the Bonnet Creek Resorts Community Development District at the Walt Disney World Resort Entertainment Complex (Governmental Entity)

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Name:	Position	Year	Salary	Bonus
Jacob C Folscher	CE0/CFO	2024	$102 664.81	20 407.83
Jacob C Folscher	CEO	2023	$112 042.70	8 876.00
Randall F Greene	COO	2024	233,333 UPAY shares	0

BOARD OF DIRECTOR COMPENSATION

Name:	Position	Year	Salary	Bonus
Jacob C Folscher	DIRECTOR	2024	$0		$0
Jacob C Folscher	DIRECTOR	2023	$0		$0
Randall F Greene	DIRECTOR	2024	$0		$0
Pieter A Swanepoel	DIRECTOR	2024	$ 100,000 UPAY shares	$

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 31, 2024 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Beneficial Owners over 5%

Name	Shares Held	Percentage

TWIN HARBOR WEB SOLUTIONS INC	2,030,000	12.9%

EMERGING MARKETS CONSULTING	2,003,432	12.8%

Total over 5%	4,033,432	25.7%
9591

Executive Officers/Directors (3)

Name	Shares Held	Percentage

Pieter A Swanepoel	183,333	1.2%

Jacob C Fölscher (7)	9,125,000	58.1%

Randall F Greene	283,333	1.8%

Total – All officers	9,591,666	61.1%

Total – All over 5% shareholders and officers	13,625,098	86.7%
We presently have 15,708,544 common shares outstanding. Of these shares, 2,083,466 common shares are held by non-affiliates and 13,625,098 common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.

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

2. Based on 15,708,544 issued and outstanding shares of common stock.

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

Verbal Agreement with Jacob C Fölscher

We have a February 2014 verbal agreement with our Chief Financial Officer, Jacob C. Fölscher, to pay him a monthly salary of $6,000 for our fiscal years 2015 and 2016 based upon available funds. This monthly salary has  since increased to $9,000 for 2018 and 2019 and $9,500 for 2021 dependent on available funds. There is also a 13 th
check that is payable yearly. Additionally, we verbally agreed to pay Jacob C. Fölscher a $10,000 relocation expense for relocating, should this be needed in future. The $9,500 monthly salary and $10,000 relocation expense are the sole terms of this verbal agreement. Since February 2022, he has also assumed the role of CEO. Although he is not currently receiving compensation for this additional responsibility, the board has verbally agreed to consider awarding Jacob C. Fölscher a performance-based bonus in the future.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended February 29, 2024 amounted to $ 58,890

All Other Fees

None

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
Dated: June 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Chief Executive Officer/Financial
Officer/Chief Accounting Officer
Principal Executive Officer/Principal
Financial Officer
Dated: June 11, 2024

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Director

