Form 10-Q
period 2024-05-31
UPAY
filed 2024-07-15
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 31
, 2024

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
☐
  No
☒

The Company has
15,708,544
shares outstanding as of July
15
, 2024.

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2024	February 29, 2024
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$231,196	$642,846
Accounts receivable, net of allowance	46,681	73,395
Prepaid expenses and other current assets	12,939	2,884

Total Current Assets	290,816	719,125

Property and Equipment, Net (Note 3)	21,164	22,638
Right-of-use Assets, Net (Note 4)	13,584	18,169
Deposit (Note 11)	10,608	10,408

Total Assets	$336,172	$770,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$201,275	$572,904
Due to related parties (Note 5)	61,138	54,774
Current portion of lease liabilities (Note 7)	13,584	18,169
Current portion of notes payable (Note 6)	52,143	52,143
Notes payable – Related parties (Note 5)	251,000	251,000

Total Current Liabilities	579,140	948,990

Non-Current Liabilities

Notes Payable (Note 6)	76,157	76,157

Total Liabilities	655,297	1,025,147

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 15,708,544 shares issued and outstanding	15,708	15,708
Common Stock Issuable	396,663	313,331
Additional Paid-in Capital	1,116,590	1,116,590
Accumulated Deficit	(1,773,866)	(1,623,189)
Accumulated Other Comprehensive Loss	(74,220)	(77,247)

Total Stockholders’ Deficit	(319,125)	(254,807)

Total Liabilities and Stockholders’ Deficit	$336,172	$770,340

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three months	Three months
	Ended	Ended
	May 31,	May 31,
	2024	2023

Revenue	$257,249	$332,576
Cost of Revenue	(134,333)	(159,136)

Gross Profit	122,916	173,440

Expenses

Amortization of right-of-use assets (Note 4)	–	888
Depreciation (Note 3)	1,904	9,719
General and administrative	265,010	188,898

Total Expenses	266,914	199,505

Loss Before Other Income (Expenses) and Income Taxes	(143,998)	(26,065)

Other Income (Expenses)

Interest income	1,857	1,113
Interest expense	(8,536)	(8,320)
Gain on settlement of lease (Note 7)	–	1,052

Loss Before Income Taxes	(150,677)	(32,220)

Provision for income taxes	–	–

Net Loss	(150,677)	(32,220)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	3,027	(8,552)

Comprehensive Loss	$(147,650)	$(40,772)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted-average Common Shares Outstanding – Basic and Diluted	16,108,540	17,190,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)

Common stock issuable for services	–	–	–	20,000	–	–	20,000
	–	–	–
Common stock subscribed	–	–	–	10,000	–	–	10,000
	–	–	–
Net loss	–	–	–	–	(32,220)	–	(32,220)
	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(8,552)	(8,552)

Balance – May 31, 2023	17,190,211	$17,190	$535,275	$43,334	$(919,218)	$(69,380)	$(392,799)

Balance – February 29, 2024	15,708,544	$15,708	$1,116,590	$313,331	$(1,623,189)	$(77,247)	$(254,807)

Common stock issuable for services	–	–	–	83,332	–	–	83,332

Net loss	–	–	–	–	(150,677)	–	(150,677)

Foreign currency translation adjustments	–	–	–	–	–	3,027	3,027

Balance – May 31, 2024	15,708,544	$15,708	$1,116,590	$396,663	$(1,773,866)	$(74,220)	$(319,125)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023

Cash Flows from Operating Activities

Net Loss	$(150,677)	$(32,220)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	–	888
Common stock issued or issuable for services	83,332	20,000
Depreciation	1,904	9,719
Gain on settlement of lease	–	(1,052)
Interest expense on lease liability	–	67

Changes in operating assets and liabilities:
Accounts receivable	28,332	13,237
Prepaid expenses and other current assets	(10,000)	–
Deposits	–	32,402
Accounts payable and accrued liabilities	(384,985)	(183,411)
Accounts payable – related party	6,364	6,326

Net Cash Used in Operating Activities	(425,730)	(134,044)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(23,171)

Net Cash Used in Investing Activities	–	(23,171)

Cash Flows from Financing Activities	–	–

Proceeds from common stock subscriptions	–	10,000
Proceeds from shareholder promissory note	–	4,000
Repayment of lease liabilities	–	(1,021)

Net Cash Provided by Financing Activities	–	12,979

Effect of Exchange Rate Changes on Cash	14,080	(36,646)

Change in Cash and Cash Equivalents	(411,650)	(180,882)

Cash and Cash Equivalents - Beginning of Period	642,846	662,991

Cash and Cash Equivalents - End of Period	$231,196	$482,109

Supplemental Disclosures of Cash Flow Information:

Interest paid	$8,536	$8,320
Income taxes paid	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Notes to the Consolidated Financial Statements (unaudited)

1 .	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock.  The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay is deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, taking a controlling interest in Huntpal LLC (“Huntpal”). On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd (“AML”) which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisition.

Rent Pay operates principally in South Africa and engages in software development and licensing and provides services to the credit provider industry.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Rent Pay, and its controlled subsidiaries, Miway, Huntpal, and AML. The Company owns 48% of Miway, and 51% of both Huntpal and AML. All significant intercompany transactions and accounts have been eliminated in consolidation.

b)	Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 29, 2024, have been omitted.

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

d)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2024, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2024 Net Carrying Value	February 29, 2024 Net Carrying Value

Computer equipment	$13,906	$(10,276)	$3,630	$4,186
Computer software	206,000	(205,755)	245	325
Furniture and fixtures	9,787	(7,823)	1,964	2,074
Motor vehicle	19,094	(4,338)	14,756	15,414
Office equipment	4,212	(3,643)	569	639

Total	$252,999	$(231,835)	$21,164	$22,638

During the three months ended May 31, 2024, the Company recorded depreciation expense of $1,904 (2023
–
$9,719). During the three months ended May 31, 2024, the Company acquired $nil (2023
–
$1,182) of computer equipment and $nil (2023
–
$21,991) of motor vehicles.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2024 Net Carrying Value	February 29, 2024 Net Carrying Value

Right-of-use building (operating lease)	$60,711	$(47,127)	$13,584	$18,169
Right-of-use vehicles (finance lease)	–	–	–	–

Total	$60,711	$(47,127)	$13,584	$18,169

During the three months ended May 31, 2024, the Company recorded rent expense of $5,268 (2023 - $5,022) related to Company’s right-of-use building and amortization expense of $nil (2023 - $888) related to the Company’s right-of-use vehicles. During the year ended February 29, 2024, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,894 and a remaining lease liability of $2,936, which resulted in a gain on settlement of lease of $1,042.

5.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the
Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at
May 31, 2024
, the outstanding principal is $10,000 (
February 29, 2024
– $10,000) and the Company has recognized accrued interest of $3,253 (
February 29, 2024
– $2,963), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at
May 31, 2024
, the outstanding principal is $10,000 (
February 29, 2024
– $10,000) and the Company has recognized accrued interest of $2,732 (
February 29, 2024
– $2,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of
10
% per annum and matured on February 11, 2023. As at
May 31, 2024
, the outstanding principal is $
20,000
(
February 29, 2024
– $
20,000
) and the Company has recognized accrued interest of $
4,603
(
February 29, 2024
– $
4,099
), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
26,000
, which is unsecured, bears interest of
10
% per annum and matured on
October 13, 2023
. As at
May 31, 2024
, the outstanding principal is $
26,000
(
February 29, 2024
– $
26,000
) and the Company has recognized accrued interest of $
8,142
(
February 29, 2024
– $
7,487
), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
130,000
, which is unsecured, bears interest of
10
% per annum and matures on
February 11, 2023
. As at
May 31, 2024
, the outstanding principal is $
130,000
(
February 29, 2024
– $
130,000
) and the Company has recognized accrued interest of $
29,918
(
February 29, 2024
– $
26,641
), which is included in due to related parties.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $
15,000
, which is unsecured, bears interest of
10
% per annum and matured on
October 13, 2023
. As at
May 31, 2024
, the outstanding principal is $
15,000
(
February 29, 2024
– $
15,000
) and the Company has recognized accrued interest of $
4,697
(
February 29, 2024
– $
4,319
), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
25,000
, which is unsecured, bears interest of
10
% per annum and matured on March 2, 2023. As at
May 31, 2024
, the outstanding principal is $
25,000
(
February 29, 2024
– $
25,000
) and the Company has recognized accrued interest of $
5,205
(
February 29, 2024
– $
4,575
), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
15,000
, which is unsecured, bears interest of
10
% per annum and matured on September 9, 2023. As at
May 31, 2024
, the outstanding principal is $
15,000
(
February 29,
2024
– $
15,000
) and the Company has recognized accrued interest of $
2,589
(February 29, 2024
– $
2,211
), which is included in due to related parties.

i)	During the three months ended May 31 , 2024 , the Company incurred salary expenses of $ 26,357 (R 493,258 ) ( 2023 – $ 30,870 (R 571,629 ) ) to the CEO of the Company.

j)	During the three months ended May 31 , 2024 , the Company incurred directors’ fees of 25,000 (2023 – $ 20,000 ) to a Director of the Company pursuant to a Director Agreement (Note 10(b)).

k)	During the three months ended May 31 , 2024 , the Company incurred directors’ fees of $ 1,202 ( R 22,500 ) (2023 – $ nil ) to a Director of the Company.

l)
During the three months ended May 31
, 2024
, the Company incurred management fees of $
58,332
(2023 - $
nil
) to the Chief Operating Officer (“COO”) and Director of the Company pursuant to a Director and Officer Agreement (Note 10(c)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at
May 31, 2024
, the Company has recognized accrued interest of $10,082 (
February 29, 2024
–
$
9,452), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at May 31, 2024, the Company has recognized accrued interest of $10,930 (
February 29, 2024
– $10,195), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on
October 13, 2023
. As at
May 31, 2024
, the Company has recognized accrued interest of $6,651
(
February 29, 2024
–
$6,008), which is
included in accounts payable and accrued liabilities.

7.	Lease Liabilities

The Company commenced the leasing of a motor vehicle on October 10, 2018, for a term of five years. The monthly minimum lease payments were $505 (R9,456). The motor vehicle lease was classified as a finance lease. The interest rate underlying the obligation in the lease was 11.25% per annum. During the three months ended May 31, 2024, the Company paid a total of $nil (2023 - $1,021) in principal and interest payments on the motor vehicle lease.

On May 10, 2023, the Company settled the motor vehicle finance leases for a settlement fee of $2,549 (R47,204) resulting in a gain on settlement of $1,052 (R19,480). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commenced on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,176 (R22,000) for the first year, $1,258 (R23,540) in the second year, $1,346 (R25,188) in the third year, and $1,440 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,657 (R31,000) for the first year and $1,756 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 29, 2024:

Years ending February 28:	Building Lease (Operating Lease)

2025	$13,943

Net minimum lease payments	13,943
Less: amount representing interest payments	(359)

Present value of net minimum lease payments	13,584
Less: current portion	(13,584)

Long-term portion	$–

8.	Common Stock
Share transactions for the three months ended May 31, 2024:
a)	The Company accrued 83,332 shares of common stock issuable with a fair value of $83,332 pursuant to a Director Agreement (Note 10(b)) and a Director and Officer Agreement (Note 10(c)) .

Share transactions for the three months May 31, 2023:
b)	On As at May 31, 2023, the Company received common stock subscriptions of $10,000 for unissued shares, which have been included in common stock issuable.

9.	Concentrations

The Company’s revenues were concentrated among two customers for the three months ended May 31, 2024, and four customers for
the three months ended May 31, 2023.
Customer	Three Months Ended May 31, 2024

1	40%
2	17%

Customer	Three Months Ended May 31, 2023

1	22%
2	19%
3	12%
4	11%

The Company’s receivables were concentrated among two customers as at May 31, 2024, and one customer as at February 29, 2024:
Customer	May 31, 2024

1	43%
2	14%

Customer	February 29 , 2024

1	65%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

10.	Commitments and Contingencies

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

On September 1, 2023, the Company amended the Agreement with the former CEO of the Company. The amendment stipulates a revised payment structure, with the Company agreeing to pay a total of $170,000 for the Purchased Shares, including a $150,000 cash payment post-closing and two $10,000 monthly payments from April 1, 2022, all of which have been paid at the amendment date. As a result of the amendment, a total of $70,000 was forgiven related to the revised payments for the Purchased Shares resulting in a corresponding reduction in accounts payable and accrued liabilities, and additional paid-in capital. The Company and the former CEO of the Company have mutually released each other from all claims and liabilities related to the former CEO’s employment and termination, excluding those specified in the agreement. Additionally, the Company agreed to repurchase a total of 2,035,000 shares of common stock held by the former CEO of the Company in consideration for $23,500. All other terms of the original agreement remain in effect unless specifically modified by this addendum. On September 19, 2023, the Company repurchased and cancelled the 2,035,000 shares of common stock.

b)
On September 1, 2022, the Company entered into an agreement with a Director of the Company for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. During the year ended February 28, 2023, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2022 to February 2023.  During the year ended February 28, 2023, the Company issued 33,333 of the 50,000 shares issuable, leaving a balance of 16,667 shares still issuable at February 28, 2023. During the year ended
February 29, 2024
, the Company recognized board member compensation of $40,000, representing the fair value of 50,000 shares of common stock issuable for services rendered for the period from March 2023 to August 2023. During the year ended
February 29, 2024
, another 50,000 shares were issued.

On August 16, 2023, the Company extended its Agreement with the Director for a new term of 12 months, effective September 1, 2023. In consideration of services to be rendered, the Company shall pay the director 100,000 restricted shares of common stock, of which 50,000 shares will vest every 6 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $25,000, representing a fair value of 25,000 shares of common stock issuable for services rendered for the period from March 2024 to May 2024. As at
May 31, 2024
, a total of 91,667 shares (February 29, 2024 – 66,667 shares) of common stock remain issuable to the director.

c)
On March 1, 2023, the Company entered into agreements with a Director and COO of the Company for director services and management services for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional 700,000 shares of common stock that will vest quarterly with 12 equal payments of 58,333 shares. During the year ended February 29, 2024, the Company recognized management fees of $233,330 and board member compensation of $100,000, representing the fair value of 333,330 shares of common stock issuable for services rendered for the period from March 2023 to February 2024. During the three months ended May 31, 2024, the Company recognized management fees of $58,332 and board member compensation of $nil, representing the fair value of 58,332 shares of common stock issuable for services rendered for the period from March 2024 to May 2024. As at May 31, 2024, a total of 308,329 (February 29, 2024 – 249,997 shares) shares of common stock remain issuable to the officer and director.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

11.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at May 31, 2024, the balance of the deposit was $10,608 (R200,000) (February 29, 2024
–
$10,408 (R200,000). The deposit will remain for as long as the Company uses the facility.

12.	Subsequent Event

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

Business

We are a fintech company and provider of cloud-based loan and client administration software solutions, fully integrated with payment gateways and credit bureaus as well as other decision making and risk management tools. Our business has operated in South Africa since July 2008. We have not earned any revenue in the US yet but plan to begin selling our products in the US by August 2024, through our wholly owned subsidiary Huntpal LLC. We recently acquired full ownership of Huntpal LLC, which is  a registered Seller of Travel company in Florida. Huntpal LLC also has a wholly owned South African subsidiary, Huntpal (Pty) ltd, that acts as operational arm of our Africa based  business.   Huntpal’s main client base and target market is the US hunting and adventure travel industry.

Rent Pay (Pty), offers a comprehensive software solution to small medium and large organizations to limit risk, improve collections on instalment loans and comply fully with South Africa regulations. Rent Pay, is a wholly owned subsidiary of UPAY.  Rent Pay is a software company that offers services to “small dollar loan” South Africa credit facilities, including store fronts that provide such loans (“Store Fronts”). Rent Pay provides a loan management service to its South Africa storefronts and online lenders and assists them in all loan cycle segments.

Recent Developments

(b) Completed new software integration with a US payment system, namely Payliance. We also integrated with a US credit bureau, Decision Logic.

We recently launched the new website of Huntpal, at
www.huntpal.net
.
Huntpal is an online platform designed to cater to the needs of hunters in the United States. The recent launch of its website marks an important milestone, offering a comprehensive suite of services for the hunting community.
Huntpal connects US hunters with reputable hunting outfitters and premier hunting destinations in South Africa.
The platform promotes responsible hunting practices and provides resources on sustainable hunting and wildlife management strategies.
Huntpal offers "Hunt now - Pay later" options on all outfitter packages, allowing hunters to book packages with interest-free payments, providing financial flexibility.
Overall, Huntpal aims to be a one-stop solution for hunters, offering planning tools, community engagement, educational resources, and enhanced hunting experiences both domestically and internationally.

UPAY recently took a controlling stake in AML GO (Pty) Ltd, a South African Limited Liability Company. The company focusses of AML (Anti-Money Laundering) screening and compliance solutions and offer credit vetting and credit risk tools for South African businesses.

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

In South Africa, we are a registered Third-Party Payment Provider (TPPP) and charge a fee for debit order transactions that we facilitate between parties. This is a percentage-based fee that we charge for every instalment due for repayment, that we successfully collect by debit order from the bank account of consumers for their benefit.

US Business Operation:

We are a holding company for our South African and US operations. Huntpal LLC is a wholly owned subsidiary of UPAY. Huntpal is an online platform designed to cater to the needs of hunters in the United States. Huntpal connects US hunters with reputable hunting outfitters and premier hunting destinations in South Africa. The platform promotes responsible hunting practices and provides resources on sustainable hunting and wildlife management strategies. Huntpal offers "Hunt Now - Pay Later" options on all outfitter packages, allowing hunters to book packages with interest-free payments, providing financial flexibility.

Planned products in the USA

1.	Loan Origination System

ACPAS – Automated Credit Provider Administration System. This is our management software system that we will lease to our customers on a monthly basis. Our customers will use this platform to manage their businesses, clients and processes.

2.	Theme Studio Business Online

Customized websites that we will develop for our customers. These websites are fully integrated with our ACPAS system that provides our customers with a public platform to interact and transact with their clients daily. Non-traditional credit models like Buy now - Pay later (BNPL) and other purposed-based lending models can be accommodated through Theme Studio.

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

In the US, we plan to charge a service fee for debit order transactions that we plan to facilitate between parties. This will be a percentage-based fee that we will charge for every instalment due for repayment, that we successfully collected by debit order from the bank account of a consumer for the benefit of our customers.

This service will have two billing options.

☐	Cost to Client (CTC) - The cost of the transaction is paid by the bank merchant’s client/consumer; and
☐
Cost to Merchant (CTM) - The cost of the transaction is paid by our merchant (A merchant is a registered bank merchant and in our business case, a merchant refers to the registered lender or credit access business).

Revenue

In the US, we plan to charge a debit order transaction fee for debit order transactions between parties to facilitate credit transactions. This will be a percentage-based fee that we will charge for every instalment due for repayment, that we collect by debit order from the bank account of a consumer (borrower) for the benefit of our customers (lenders).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – 3 Month Periods Ending May 31, 2024 and May 31, 2023.

Reliance Upon One or a Few Customers

During our Fiscal Year 2024, 4 customers accounted for 67.63% of our revenues business in South Africa, as follows:

Customer 1	29.43%
Customer 2	19.53%
Customer 3	11.40%
Customer 4	7.27%

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to US needs
•	Whether we will develop interest in our software system in the US
•	The level of activity of credit facilities and their need for our software

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of ($1,773,866) at May 31, 2024. As of May 31, 2024, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

Results of Operations: For the 3 months ended May 31, 2024 and May 31, 2023

Revenues

Our revenues for the 3-month period ended May 31, 2024 and 2023 were $257,249 and $332,576, respectively, reflecting decreased revenues of $75,327, which increase is primarily attributable to a decline in transactional revenue from our South African operations.

Net Loss/Profit

We had a net loss of $150,677 and a net loss of $32,220 for the 3-month ended May 31, 2024 and 2023, respectively, an increase of net loss of $118,457, which is primarily attributable to decreased revenue in our South African operations.

Operating Expenses

We incurred total operating expenses of $266,914 and $199,505, respectively, for the 3-month period ended May 31, 2024 and 2023, reflecting a $67,409 increase for the 3 months ended May 31, 2024, which is attributable to a $76,112 increase in general and administrative expenses for the same periods.

Liquidity and Capital Resources

We had negative working capital of $288,324 at May 31, 2024 and negative working capital of $229,865 at our fiscal year ended February 28, 2023, representing a decrease of $58,459 in working capital.

Our net cash flows provided by operating activities was ($425,730) for the 3 months ended May 31, 2024 compared to ($134,044) for the 3 months ended May 31, 2023, representing a $291,686 increase in negative cash flows provided by operating activities.

Our net cash used in investing activities were $0 and ($23,171) respectively, for the three months ended May 31, 2024 and 2023, reflecting a $23,171 decrease in cash used in investing activities.

Our net cash provided by financing activities was $0_for the 3-month period ended May 31, 2024, compared to $12,979 for the three months ended May 31, 2023 reflecting a $12,979  decrease in financing activities.

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

Date: July 15, 2024

UPAY, INC.

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

