Form 10-Q
period 2024-08-31
UPAY
filed 2024-10-17
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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
☐
  No
☒

The Company has
16,128,544
shares outstanding as of October
17
, 2024.

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2024	February 29, 2024
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$121,846	$642,846
Accounts receivable, net of allowance	30,571	73,395
Prepaid expenses and other current assets	13,146	2,884

Total Current Assets	165,563	719,125

Property and Equipment, Net (Note 3)	20,596	22,638
Right-of-use Assets, Net (Note 4)	9,168	18,169
Deposit (Note 11)	11,356	10,408

Total Assets	$206,683	$770,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$66,863	$572,904
Due to related parties (Note 5)	68,016	54,774
Current portion of lease liabilities (Note 7)	9,168	18,169
Current portion of notes payable (Note 6)	52,143	52,143
Notes payable – Related parties (Note 5)	251,000	251,000

Total Current Liabilities	447,190	948,990

Non-Current Liabilities

Notes Payable (Note 6)	76,157	76,157

Total Liabilities	523,347	1,025,147

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 16,128,544 and 15,708,544 shares issued and outstanding, respectively	16,128	15,708
Common Stock Issuable	479,995	313,331
Additional Paid-in Capital	1,216,170	1,116,590
Accumulated Deficit	(1,965,190)	(1,623,189)
Accumulated Other Comprehensive Loss	(63,767)	(77,247)

Total Stockholders’ Deficit	(316,664)	(254,807)

Total Liabilities and Stockholders’ Deficit	$206,683	$770,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2024	2023	2024	2023

Revenue	$168,071	$364,042	$425,320	$696,618
Cost of Revenue	(49,378)	(158,335)	(183,711)	(317,471)

Gross Profit	118,693	205,707	241,609	379,147

Expenses

Amortization of right-of-use assets (Note 4)	–	–	–	888
Depreciation (Note 3)	1,951	3,471	3,855	13,190
General and administrative	300,946	370,363	565,956	559,261

Total Expenses	302,897	373,834	569,811	573,339

Loss Before Other Income (Expenses) and Income Taxes	(184,204)	(168,127)	(328,202)	(194,192)

Other Income (Expenses)

Interest income	914	1,893	2,771	3,006
Interest expense	(8,034)	(8,384)	(16,570)	(16,704)
Gain on settlement of lease (Note 7)	–	–	–	1,052

Loss Before Income Taxes	(191,324)	(174,618)	(342,001)	(206,838)

Provision for income taxes	–	–	–	–

Net Loss	(191,324)	(174,618)	(342,001)	(206,838)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	10,453	4,776	13,480	(3,776)

Comprehensive Loss	$(180,871)	$(169,842)	$(328,521)	$(210,614)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted-average Common Shares Outstanding – Basic and Diluted	16,467,742	17,363,037	16,329,061	17,276,624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)

Stock subscriptions received	–	–	–	10,000	–	–	10,000
	–	–	–
Common stock issuable for services	–	–	–	20,000	–	–	20,000
	–	–	–
Net loss	–	–	–	–	(32,220)	–	(32,220)
	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	(8,552)	(8,552)

Balance – May 31, 2023	17,190,211	$17,190	$535,275	$43,334	$(919,218)	$(69,380)	$(392,799)

Common stock issued for cash	303,333	303	109,697	(10,000)	–	–	100,000

Common stock issued for services	50,000	50	39,950	(40,000)	–	–	–

Common stock issuable for services	–	–	–	186,666	–	–	186,666

Net loss	–	–	–	–	(174,618)	–	(174,618)

Foreign currency translation adjustments	–	–	–	–	–	4,776	4,776

Balance – August 31, 2023	17,543,544	$17,543	$684,922	$180,000	$(1,093,836)	$(64,604)	$(275,975)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2024	15,708,544	$15,708	$1,116,590	$313,331	$(1,623,189)	$(77,247)	$(254,807)

Common stock issuable for services	–	–	–	83,332	–	–	83,332
	–	–	–
Net loss	–	–	–	–	(150,677)	–	(150,677)
	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	3,027	3,027

Balance – May 31, 2024	15,708,544	$15,708	$1,116,590	$396,663	$(1,773,866)	$(74,220)	$(319,125)

Common stock issuable for services	–	–	–	83,332	–	–	83,332

Common stock issued for cash	200,000	200	99,800	–	–	–	100,000

Common stock issued for Huntpal LLC acquisition	220,000	220	(220)	–	–	–	–

Net loss	–	–	–	–	(191,324)	–	(191,324)

Foreign currency translation adjustments	–	–	–	–	–	10,453	10,453

Balance – August 31, 2024	16,128,544	$16,128	$1,216,170	$479,995	$(1,965,190)	$(63,767)	$(316,664)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six months Ended August 31, 2024	Six months Ended August 31, 2023

Cash Flows from Operating Activities

Net Loss	$(342,001)	$(206,838)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	–	888
Common stock issued or issuable for services	166,664	206,666
Depreciation	3,855	13,190
Gain on settlement of lease	–	(1,052)
Interest expense on lease liability	–	67

Changes in operating assets and liabilities:
Accounts receivable	47,226	594
Prepaid expenses and other current assets	(10,000)	(3,340)
Deposits	–	32,361
Accounts payable and accrued liabilities	(530,012)	(135,036)
Accounts payable – related party	13,212	12,653

Net Cash Used in Operating Activities	(651,056)	(79,847)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(23,142)

Net Cash Used in Investing Activities	–	(23,142)

Cash Flows from Financing Activities
	–	–
Proceeds from common stock issued for cash	100,000	110,000
Repayment of lease liabilities	–	(1,021)

Net Cash Provided by Financing Activities	100,000	108,979

Effect of Exchange Rate Changes on Cash	30,056	(11,011)

Change in Cash and Cash Equivalents	(521,000)	(5,021)

Cash and Cash Equivalents - Beginning of Period	642,846	662,991

Cash and Cash Equivalents - End of Period	$121,846	$657,970

Supplemental Disclosures of Cash Flow Information:

Interest paid	$16,570	$16,704
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Common stock issued for acquisition of Huntpal LLC	$147,400	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, taking a controlling interest in Huntpal LLC (“Huntpal”). On June 13, 2024, the Company acquired the remaining non-controlling interest in Huntpal, increasing its ownership to 100%. On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd (“AML”) which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisition.

Rent Pay operates principally in South Africa and engages in software development and licensing and provides services to the credit provider industry.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Rent Pay and Huntpal LLC, and its controlled subsidiaries, Miway and AML. The Company owns 48% of Miway and 51% of AML. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2024, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2024 Net Carrying Value	February 29, 2024 Net Carrying Value

Computer equipment	$14,724	$(11,531)	$3,193	$4,186
Computer software	206,000	(205,835)	165	325
Furniture and fixtures	10,478	(8,534)	1,944	2,074
Motor vehicle	25,810	(11,036)	14,774	15,414
Office equipment	4,501	(3,981)	520	639

Total	$261,513	$(240,917)	$20,596	$22,638

During the six months ended August 31, 2024, the Company recorded depreciation expense of $3,855 (2023
–
$13,190). During the six months ended August 31, 2024, the Company acquired $nil (2023
–
$1,180) of computer equipment and $nil (2023
–
$21,962) of motor vehicles.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	August 31, 2024 Net Carrying Value	February 29, 2024 Net Carrying Value

Right-of-use building (operating lease)	$64,994	$(55,826)	$9,168	$18,169

Total	$64,994	$(55,826)	$9,168	$18,169

During the six months ended August 31, 2024, the Company recorded rent expense of $10,679 (2023 - $10,032) related to Company’s right-of-use building and amortization expense of $nil (2023 - $888) related to the Company’s right-of-use vehicles. During the year ended February 29, 2024, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,894 and a remaining lease liability of $2,936, which resulted in a gain on settlement of lease of $1,042.

5.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at
August 31, 2024
, the outstanding principal is $10,000 (
February 29, 2024
– $10,000) and the Company has recognized accrued interest of $3,441 (
February 29, 2024
– $2,963), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at
August 31, 2024
, the outstanding principal is $10,000 (
February 29, 2024
– $10,000) and the Company has recognized accrued interest of $2,984 (
February 29, 2024
– $2,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at
August 31, 2024
, the outstanding principal is $20,000 (
February 29, 2024
– $20,000) and the Company has recognized accrued interest of $5,107 (
February 29, 2024
– $4,099), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at
August 31, 2024
, the outstanding principal is $26,000 (
February 29, 2024
– $26,000) and the Company has recognized accrued interest of $8,797 (
February 29, 2024
– $7,487), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at
August 31, 2024
, the outstanding principal is $130,000 (
February 29, 2024
– $130,000) and the Company has recognized accrued interest of $33,195 (
February 29, 2024
– $26,641), which is included in due to related parties.

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at August 31, 2024, the outstanding principal is $15,000 (February 29, 2024 – $15,000) and the Company has recognized accrued interest of $5,075 (February 29, 2024 – $4,319), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at August 31, 2024, the outstanding principal is $25,000 (February 29, 2024 – $25,000) and the Company has recognized accrued interest of $5,836 (February 29, 2024 – $4,575), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at August 31, 2024, the outstanding principal is $15,000 (February 29, 2024 – $15,000) and the Company has recognized accrued interest of $2,967 (February 29, 2024 – $2,211), which is included in due to related parties.

i)	As at August 31, 2024, the Company owes a total of $614 (February 29, 2024 – $nil) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

j)	During the six months ended August 31, 2024, the Company incurred salary expenses of $53,432 (R986,516) (2023 – $57,434 (R1,604,887)) to the CEO of the Company.

k)	During the six months ended August 31, 2024, the Company incurred directors’ fees of 50,000 (2023 – $40,000) to a Director of the Company pursuant to a Director Agreement (Note 10(b)).

l)	During the six months ended August 31, 2024, the Company incurred directors’ fees of $2,437 (R45,000) (2023 – $nil) to a Director of the Company.

m)
During the six months ended August 31, 2024, the Company incurred management fees of $116,664 (2023 - $nil) to the Chief Operating Officer (“COO”) and Director of the Company pursuant to a Director and Officer Agreement (Note 10(c)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at
August 31, 2024
, the Company has recognized accrued interest of $10,712 (
February 29, 2024
–
$
9,452), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at August 31, 2024, the Company has recognized accrued interest of $11,665 (
February 29, 2024
– $10,195), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at
August 31, 2024
, the Company has recognized accrued interest of $7,294
(
February 29, 2024
–
$6,008), which is
included in accounts payable and accrued liabilities.

7.	Lease Liabilities

The Company commenced the leasing of a motor vehicle on October 10, 2018, for a term of five years. The monthly minimum lease payments were $512 (R9,456). The motor vehicle lease was classified as a finance lease. The interest rate underlying the obligation in the lease was 11.25% per annum. During the six months ended August 31, 2024, the Company paid a total of $nil (2023 - $1,021) in principal and interest payments on the motor vehicle lease.

On May 10, 2023, the Company settled the motor vehicle finance leases for a settlement fee of $2,549 (R47,204) resulting in a gain on settlement of $1,052 (R19,480). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commenced on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,192 (R22,000) for the first year, $1,275 (R23,540) in the second year, $1,364 (R25,188) in the third year, and $1,460 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,679 (R31,000) for the first year and $1,780 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2024:

Years ending February 28:	Building Lease (Operating Lease)

2025	$9,329

Net minimum lease payments	9,329
Less: amount representing interest payments	(161)

Present value of net minimum lease payments	9,168
Less: current portion	(9,168)

Long-term portion	$–

8.	Common Stock

Share transactions for the six months ended August 31, 2024:

a)
On June 13, 2024, the Company issued 220,000 shares of common stock with a fair value of $147,400 to the acquire the remaining 49% non-controlling interest in Huntpal LLC
. At the date of acquisition, the carrying value of the non-controlling interest was $
nil
, resulting in a loss of $147,180 which was recognized against additional paid-in capital.

b)	On July 22, 2024, the Company issued 200,000 shares of common stock for proceeds of $100,000.

c)	The Company accrued 166,664 shares of common stock issuable with a fair value of $166,664 pursuant to a Director Agreement (Note 10(b)) and a Officer Agreement (Note 10(c)).

Share transactions for the six months August 31, 2023:

a)
On July 17, 2023, the Company issued 303,333 shares of common stock for proceeds of $110,000. The Company also issued 50,000 shares of common stock for services with a fair value of $40,000, pursuant to a Director Agreement.

b)	The Company accrued $50,000 of stock payable pursuant to a Director Agreement and $116,666 of stock payable pursuant to an Officer Agreement.

9.

Concentrations

The Company’s revenues were concentrated among two customers for the six months ended August 31, 2024, and three customers for the six months ended August 31, 2023.

Customer	Six months Ended August 31, 2024

1	32%
2	14%

Customer	Six months Ended August 31, 2023

1	24%
2	20%
3	11%

The Company’s receivables were concentrated among two customers as at August 31, 2024, and one customer as at February 29, 2024:

Customer	August 31, 2024

1	32%
2	23%

Customer	February 29 , 2024

1	65%

10.	Commitments and Contingencies

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

On September 1, 2023, the Company amended the Agreement with the former CEO of the Company. The amendment stipulates a revised payment structure, with the Company agreeing to pay a total of $170,000 for the Purchased Shares, including a $150,000 cash payment post-closing and two $10,000 monthly payments from April 1, 2022, all of which have been paid at the amendment date. As a result of the amendment, a total of $70,000 was forgiven related to the revised payments for the Purchased Shares resulting in a corresponding reduction in accounts payable and accrued liabilities, and additional paid-in capital. The Company and the former CEO of the Company have mutually released each other from all claims and liabilities related to the former CEO’s employment and termination, excluding those specified in the agreement. Additionally, the Company agreed to repurchase a total of
2,035,000
shares of common stock held by the former CEO of the Company in consideration for $
23,500
. All other terms of the original agreement remain in effect unless specifically modified by this addendum. On September 19, 2023, the Company repurchased and cancelled the
2,035,000
shares of common stock.

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
months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $50,000, representing a fair value of
50,000
shares of common stock issuable for services rendered for the period from March 2024 to August 2024. As at
August 31, 2024
, a total of 116,667 shares (February 29, 2024 – 66,667 shares) of common stock remain issuable to the director.

c)
On March 1, 2023, the Company entered into agreements with a Director and COO of the Company for director services and management services for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional 700,000 shares of common stock that will vest quarterly with 12 equal payments of 58,333 shares. During the year ended February 29, 2024, the Company recognized management fees of $233,330 and board member compensation of $100,000, representing the fair value of 333,330 shares of common stock issuable for services rendered for the period from March 2023 to February 2024. During the six months ended August 31, 2024, the Company recognized management fees of $116,664 and board member compensation of $nil, representing the fair value of
58,332
shares of common stock issuable for services rendered for the period from March 2024 to August 2024. As at August 31, 2024, a total of 366,661 (February 29, 2024 – 249,997 shares) shares of common stock remain issuable to the officer and director.

Management has evaluated commitments and contingencies and is unaware of any legal matters or other contingencies requiring disclosure through period-end.

F-11

11.

Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at August 31, 2024, the balance of the deposit was $11,356 (R200,000) (February 29, 2024
–
$10,408 (R200,000). The deposit will remain for as long as the Company uses the facility.

12.	Subsequent Event

Management has evaluated subsequent events through the date that these financial statements were issued, and none were identified.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – 3 Month Periods Ending August 31, 2024 and August 31, 2023.

Reliance Upon One or a Few Customers

The Company’s revenues were concentrated among two customers for the six months ended August 31, 2024, and three customers for the six months ended August 31, 2023.

Customer	Six months Ended August 31, 2024

1	32%
2	14%

Customer	Six months Ended August 31, 2023

1	24%
2	20%
3	11%

The Company’s receivables were concentrated among two customers as at August 31, 2024, and one customer as at February 29, 2024:
Customer	August 31, 2024

1	32%
2	23%
Customer	February 29, 2024

1	65%
Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to US needs
•	Whether we will develop interest in our software system in the US
•	The level of activity of credit facilities and their need for our software

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of ($1,773,866) at August 31, 2024. As of August 31, 2024, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

Results of Operations: For the 3 months ended August 31, 2024 and August 31, 2023

Revenues

Our revenues for the 3-month period ended August 31, 2024 and 2023 were $168,071 and $364,042 respectively, reflecting decreased revenues of $195,971. The $196,171 of decreased revenues is primarily attributable to a reduction in transactional revenue in our South African operations.

Net Loss/Profit

We had a net loss of $191,324  and a net loss of $174,618  for the 3-months ended August 31, 2024 and 2023, respectively, reflecting an increased net loss of $16,706, which increased net loss is primarily attributable to a reduction in transactional revenue in our South African operations.

Expenses

We incurred total expenses of $302,897 and $373,834, respectively, for the 3-month period ended August 31, 2024 and 2023, reflecting decreased expenses of $70,937, which is primarily attributable to a decrease in general and administrative expenses.

Results of Operations: For the 6 months ended August 31, 2024 and August 31, 2023

Revenues

Our revenues for the 6-month period ended August 31, 2024 and 2023 were $425,320 and $696,618, respectively, reflecting decreased revenues of $271,298. The decreased revenues of $271,298 is primarily attributable to a decrease in transactional revenue in our South African operations.
Net Loss/Profit

We had a net loss of $342,001 and a net loss of $206,838 for the 6-months ended August 31, 2024 and 2023 , respectively, reflecting an increased net loss of $135,163, which increased net loss is primarily attributable to a decrease in our transactional revenue in our South African operations.
Expenses

We incurred total expenses of $569,811 and $573,339, respectively, for the 6-month period ended August 31, 2024 and 2023, reflecting decreased total expenses of $3,528, which is primarily attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

We had working capital of ($281,627) on August 31, 2024 and working capital of ($229,865) at our fiscal year end of February 28, 2024, representing decreased working capital of $51,762.

Our net cash used in operating activities was ($651,056) and ($79,847) for the 6 months ended August 31, 2024 and 2023 reflecting increased net cash used in operating activities of $571,209.

Our net cash used in investing activities were ($0) and ($23,142), respectively, for the 6 months ended August 31, 2024 and 2023, reflecting decreased net cash used in investing activities of $23,142.

Our net cash provided by financing activities was $100,000 and $108,979 for the 6-month period ended August 31, 2024 and 2023, respectively, reflecting decreased net cash provided by financing activities of $8,979.

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

Date: October 17, 2024

UPAY, INC.

By: /s/ Jaco C. Folscher
Jaco C. Folscher
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By: /s/ Jaco C. Folscher
Jaco C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)