Form 10-K/A
period 2024-02-29
UPAY
filed 2025-01-13
CIK 1677897

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
☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of May 30, 2024 ($0.67) per share), the last business day of the registrant’s most recently completed second fiscal quarter was

$1,395,922.

As of
June
11
, 2024, there were
15,708,544
shares outstanding.

EXPLANATORY NOTE

The purpose of this Amendment to the Registrant’s Annual Report on Form 10-K/A for the year ended February 29, 2024 (“Form 10-K”) is to correct: (a) Item 9A Controls and Procedures to  reflect the correct date of February 29, 2024 (rather than the June 15, 2022 date in the original Form 10-K for the year ended February 29, 2024 that was a Scribner’s error) that the Company’s internal controls were ineffective and the date that the Company’s management concluded that the internal controls were ineffective; (b)  paragraph 4 of the Company’s Section 302 certifications to refer to both disclosure controls procedures and internal control over financial reporting (rather than solely disclosure control procedures in the original Form 10-K for the year ended February 29, 2024).

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

Management has assessed the effectiveness of our internal control over financial reporting as of February 29, 2024. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 29, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended February 29, 2024 and February 28, 2023. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in our fiscal year ended February 29, 2024, that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

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

Dated: January 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Chief Executive Officer/Financial
Officer/Chief Accounting Officer
Principal Executive Officer/Principal
Financial Officer

Dated: January 13, 2025

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Director