Form 10-Q/A
period 2024-05-31
UPAY
filed 2025-01-13
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
☐
  No
☒

The Company has
15,708,544

shares outstanding as of July
15
, 2024.

EXPLANATORY NOTE

The purpose of this Amendment to the Registrant’s Quarterly  Report on Form 10-Q/A for the quarter ended May 31, 2024 (“Form 10-Q/A”) is to correct paragraph 4 of the Company’s Section 302 certifications to refer to both disclosure controls procedures and internal control over financial reporting (rather than solely disclosure control procedures in the original Form 10-Q  for the quarter ended May 31, 2024
)
.

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

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
130,000
, which is unsecured, bears interest of
10
% per annum and matures on February 11, 2023. As at
May 31, 2024
, the outstanding principal is $
130,000
(
February 29, 2024
– $
130,000
) and the Company has recognized accrued interest of $
29,918
(
February 29, 2024
– $
26,641
), which is included in due to related parties.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $
15,000
, which is unsecured, bears interest of
10
% per annum and matured on October 13, 2023. As at
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

Date: January 13, 2025

UPAY, INC.

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

