Form 10-Q/A
period 2024-08-31
UPAY
filed 2025-01-13
CIK 1677897

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
☐
  No
☒

The Company has
16,128,544
shares outstanding as of October
17
, 2024.

EXPLANATORY NOTE

The purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended August 31, 2024 (“Form 10-Q/A”) is to correct paragraph 4 of the Company’s Section 302 certifications to refer to both disclosure controls procedures and internal control over financial reporting (rather than solely disclosure control procedures in the original Form 10-Q for the quarter ended August 31, 2024
)
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
F-13

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

II-1

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

II-2