Form 10-Q
period 2024-11-30
UPAY
filed 2025-01-13
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
November 30, 2024

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
☐
  No
☒

The Company has
16,228,544
common shares outstanding as of January
1
3
, 2025

2

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2024	February 29, 2024
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$31,935	$642,846
Accounts receivable, net of allowance	35,075	73,395
Prepaid expenses and other current assets	68,904	2,884

Total Current Assets	135,914	719,125

Property and Equipment, Net (Note 3)	18,191	22,638
Right-of-use Assets, Net (Note 4)	3,611	18,169
Deposit (Note 11)	11,085	10,408

Total Assets	$168,801	$770,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$69,196	$572,904
Due to related parties (Note 5)	74,259	54,774
Current portion of lease liabilities (Note 7)	3,611	18,169
Current portion of notes payable (Note 6)	52,135	52,143
Notes payable – Related parties (Note 5)	251,000	251,000

Total Current Liabilities	450,201	948,990

Non-Current Liabilities

Notes Payable (Note 6)	76,165	76,157

Total Liabilities	526,366	1,025,147

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 16,228,544 and 15,708,544 shares issued and outstanding, respectively	16,228	15,708
Common Stock Issuable	538,327	313,331
Additional Paid-in Capital	1,283,070	1,116,590
Accumulated Deficit	(2,124,374)	(1,623,189)
Accumulated Other Comprehensive Loss	(70,816)	(77,247)

Total Stockholders’ Deficit	(357,565)	(254,807)

Total Liabilities and Stockholders’ Deficit	$168,801	$770,340

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023

Revenue	$150,366	$364,360	$575,686	$1,060,978
Cost of revenue	(44,399)	(168,111)	(228,110)	(485,582)

Gross Profit	105,967	196,249	347,576	575,396

Expenses

Amortization of right-of-use assets (Note 4)	–	–	–	888
Depreciation (Note 3)	1,961	2,528	5,816	15,718
General and administrative	254,827	491,141	820,783	1,050,402

Total Expenses	256,788	493,669	826,599	1,067,008

Loss Before Other Income (Expenses) and Income Taxes	(150,821)	(297,420)	(479,023)	(491,612)

Other Income (Expenses)

Interest income	287	3,048	3,058	6,054
Interest expense	(8,650)	(8,327)	(25,220)	(25,031)
Gain on settlement of lease (Note 7)	–	–	–	1,052
Gain on disposal on equipment	–	622	–	622

Loss Before Income Taxes	(159,184)	(302,077)	(501,185)	(508,915)

Provision for income taxes	–	–	–	–

Net Loss	(159,184)	(302,077)	(501,185)	(508,915)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	(7,049)	(7,410)	6,431	(11,186)

Comprehensive Loss	$(166,233)	$(309,487)	$(494,754)	$(520,101)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted-average Common Shares Outstanding – Basic and Diluted	16,740,856	16,242,600	16,504,190	17,123,815

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)
						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)
Stock subscriptions received	–	–	–	10,000	–	–	10,000
Common stock issuable for services	–	–	–	20,000	–	–	20,000
Net loss	–	–	–	–	(32,220)	–	(32,220)
Foreign currency translation adjustments	–	–	–	–	–	(8,552)	(8,552)
Balance – May 31, 2023	17,190,211	$17,190	$535,275	$43,334	$(919,218)	$(69,380)	$(392,799)
Common stock issued for cash	220,000	220	209,780	(10,000)	–	–	200,000
Common stock issued for services	133,333	133	123,200	(123,333)	–	–	–
Common stock issuable for services	–	–	–	186,666	–	–	186,666
Net loss	–	–	–	–	(174,618)	–	(174,618)
Foreign currency translation adjustments	–	–	–	–	–	4,776	4,776
Balance – August 31, 2023	17,543,544	$17,543	$868,255	$96,667	$(1,093,836)	$(64,604)	$(175,975)
Cancellation of common stock	(2,035,000)	(2,035)	(21,465)	–	–	–	(23,500)
Forgiveness of amount owing for repurchase of common stock	–	–	70,000	–	–	–	70,000
Common stock issuable for services	–	–	–	108,332	–	–	108,332
Common stock subscriptions received	–	–	–	200,000	–	–	200,000
Net loss	–	–	–	–	(302,077)	–	(302,077)
Foreign currency translation adjustments	–	–	–	–	–	(7,410)	(7,410)
Balance – November 30, 2023	15,508,544	15,508	916,790	404,999	(1,395,913)	(72,014)	(130,630)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2024	15,708,544	$15,708	$1,116,590	$313,331	$(1,623,189)	$(77,247)	$(254,807)
Common stock issuable for services	–	–	–	83,332	–	–	83,332
Net loss	–	–	–	–	(150,677)	–	(150,677)
Foreign currency translation adjustments	–	–	–	–	–	3,027	3,027
Balance – May 31, 2024	15,708,544	$15,708	$1,116,590	$396,663	$(1,773,866)	$(74,220)	$(319,125)
Common stock issuable for services	–	–	–	83,332	–	–	83,332
Common stock issued for cash	200,000	200	99,800	–	–	–	100,000
Common stock issued for Huntpal LLC acquisition	220,000	220	(220)	–	–	–	–
Net loss	–	–	–	–	(191,324)	–	(191,324)
Foreign currency translation adjustments	–	–	–	–	–	10,453	10,453
Balance – August 31, 2024	16,128,544	$16,128	$1,216,170	$479,995	$(1,965,190)	$(63,767)	$(316,664)
Stock issued for services	100,000	100	66,900	–	–	–	67,000
Common stock issuable for services	–	–	–	58,332	–	–	58,332
Net loss	–	–	–	–	(159,184)	–	(159,184)
Foreign currency translation adjustments	–	–	–	–	–	(7,049)	(7,049)
Balance – November 30, 2024	16,228,544	$16,228	$1,283,070	$538,327	$(2,124,374)	$(70,816)	$(357,565)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023

Cash Flows from Operating Activities

Net Loss	$(501,185)	$(508,915)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	–	888
Common stock issued or issuable for services	236,163	314,998
Depreciation	5,816	15,718
Gain on disposal of equipment	–	(622)
Gain on settlement of lease	–	(1,052)
Interest expense on lease liability	–	66
Stock-based compensation	–	200,000

Changes in operating assets and liabilities:
Accounts receivable	42,729	(7,567)
Prepaid expenses and other current assets	(10,000)	(3,320)
Deposits	–	32,162
Accounts payable and accrued liabilities	(534,638)	(20,330)
Accounts payable – related party	19,478	18,937

Net Cash (Used in) Provided by Operating Activities	(741,637)	40,963

Cash Flows from Investing Activities

Purchase of property and equipment	–	(24,144)
Proceeds received on disposal of property and equipment	–	828

Net Cash Used in Investing Activities	–	(23,316)

Cash Flows from Financing Activities
Proceeds from common stock issued for cash	100,000	210,000
Proceeds from notes payable to related party	–	4,000
Repayment of notes payable to related party	–	(4,000)
Repurchase and cancellation of common stock	–	(23,500)
Repayment of lease liabilities	–	(1,014)

Net Cash Provided by Financing Activities	100,000	185,486

Effect of Exchange Rate Changes on Cash	30,726	(20,139)

Change in Cash and Cash Equivalents	(610,911)	182,994

Cash and Cash Equivalents - Beginning of Period	642,846	662,991

Cash and Cash Equivalents - End of Period	$31,935	$845,985

Supplemental Disclosures of Cash Flow Information:

Interest paid	$25,220	$25,031
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Forgiveness of amount owing for repurchase of common stock	$–	$70,000
Common stock issued for services	$67,000	$–
Common stock issued for acquisition of Huntpal LLC	$147,400	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.    Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, taking a 51% controlling interest in Huntpal LLC (“Huntpal”). On June 13, 2024, the Company acquired the remaining non-controlling interest in Huntpal, increasing its ownership to

100%. On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd (“AML”) which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisition.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2024, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty
.

e)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2024 Net Carrying Value	February 29, 2024 Net Carrying Value

Computer equipment	$14,427	$(11,910)	$2,517	$4,186
Computer software	206,000	(205,915)	85	325
Furniture and fixtures	10,228	(8,485)	1,743	2,074
Motor vehicle	25,194	(11,770)	13,424	15,414
Office equipment	4,396	(3,974)	422	639

Total	$260,245	$(242,054)	$18,191	$22,638

During the nine months ended November 30, 2024, the Company recorded depreciation expense of $5,816 (2023
–
$15,718). During the nine months ended November 30, 2024, the Company acquired $nil (2023
–
$2,317) of computer equipment and $nil (2023
–
$21,827) of motor vehicles.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	November 30, 2024 Net Carrying Value	February 29, 2024 Net Carrying Value

Right-of-use building (operating lease)	$63,443	$(59,832)	$3,611	$18,169

Total	$63,443	$(59,832)	$3,611	$18,169

During the nine months ended November 30, 2024, the Company recorded rent expense of $16,253 (2023 - $14,955) related to Company’s right-of-use building and amortization expense of $nil (2023 - $888) related to the Company’s right-of-use vehicles. During the year ended February 29, 2024, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,894 and a remaining lease liability of $2,936, which resulted in a gain on settlement of lease of $1,042.

5.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at November 30, 2024, the outstanding principal is $10,000 (February 29, 2024 – $
10,000
) and the Company has recognized accrued interest of $3,690 (February 29, 2024 – $
2,963
), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at November 30, 2024, the outstanding principal is $10,000 (February 29, 2024 – $
10,000
) and the Company has recognized accrued interest of $3,233 (February 29, 2024 – $2,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at November 30, 2024, the outstanding principal is $20,000 (February 29, 2024 – $
20,000
) and the Company has recognized accrued interest of $5,606 (February 29, 2024 – $
4,099
), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at November 30, 2024, the outstanding principal is $26,000 (February 29, 2024 – $
26,000
) and the Company has recognized accrued interest of $9,445 (February 29, 2024 – $
7,487
), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at November 30, 2024, the outstanding principal is $130,000 (February 29, 2024 – $
130,000
) and the Company has recognized accrued interest of $36,436 (February 29, 2024 – $26,641), which is included in due to related parties
.

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $
15,000
, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at November 30, 2024, the outstanding principal is $
15,000
(February 29, 2024 – $
15,000
) and the Company has recognized accrued interest of $
5,449
(February 29, 2024 – $
4,319
), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at November 30, 2024, the outstanding principal is $
25,000
(February 29, 2024 – $25,000) and the Company has recognized accrued interest of $6,459 (February 29, 2024 – $4,575), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at November 30, 2024, the outstanding principal is $15,000 (February 29, 2024 – $15,000) and the Company has recognized accrued interest of $3,341 (February 29, 2024 – $2,211), which is included in due to related parties.

i)	As at November 30, 2024, the Company owes a total of $600 (February 29, 2024 – $nil) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

j)	During the nine months ended November 30, 2024, the Company incurred salary expenses of $81,332 (R1,479,774) (2023 – $83,522 (R1,558,145)) to the CEO of the Company.

k)	During the nine months ended November 30, 2024, the Company incurred directors’ fees of $50,000 (2023 – $ 65,000 ) to a Director of the Company pursuant to a Director Agreement (Note 10(b)).

l)	During the nine months ended November 30, 2024, the Company incurred directors’ fees of $3,297 (R 60,000 ) (2023 – $nil) to a Director of the Company.

m)
During the nine months ended November 30, 2024, 2024, the Company incurred management fees of $174,996 (2023 - $
174,998
) and director fees of $nil (2023 - $75,000) to the Chief Operating Officer (“COO”) and Director of the Company pursuant to a Director and Officer Agreement (Note 10(c)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at
November 30, 2024
, the Company has recognized accrued interest of $11,336 (
February 29, 2024
–
$
9,452
), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at
November 30, 2024
, the Company has recognized accrued interest of $12,393 (
February 29, 2024
– $
10,195
), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at
November 30, 2024
, the Company has recognized accrued interest of $7,929
(
February 29, 2024
–
$
6,008
), which is
included in accounts payable and accrued liabilities.

7.	Lease Liabilities

The Company commenced the leasing of a motor vehicle on October 10, 2018, for a term of five years. The monthly minimum lease payments were $519 (R9,456). The motor vehicle lease was classified as a finance lease. The interest rate underlying the obligation in the lease was 11.25% per annum. During the nine months ended November 30, 2024, the Company paid a total of $nil (2023 - $
1,080
) in principal and interest payments on the motor vehicle lease.

On May 10, 2023, the Company settled the motor vehicle finance leases for a settlement fee of $2,530 (R
47,204
) resulting in a gain on settlement of $1,052 (R
19,480
). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commenced on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,209 (R
22,000
) for the first year, $1,294 (R
23,540
) in the second year, $1,384 (R
25,188
) in the third year, and $1,481 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,704 (R
31,000
) for the first year and $1,806 (R
32,860
) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2024:

Years ending February 28:	Building Lease (Operating Lease)

2025	$3,643

Net minimum lease payments	3,643
Less: amount representing interest payments	(32)

Present value of net minimum lease payments	3,611
Less: current portion	(3,611)

Long-term portion	$–

8.	Common Stock

Share transactions for the nine months ended November 30, 2024:
a)
On June 13, 2024, the Company issued 220,000 shares of common stock with a fair value of $147,400 to the acquire the remaining 49% non-controlling interest in Huntpal LLC
. At the date of acquisition, the carrying value of the non-controlling interest was $nil, resulting in a loss of $147,180 which was recognized against additional paid-in capital.

b)	On July 22, 2024, the Company issued 200,000 shares of common stock for proceeds of $100,000.

c)
On September 6, 2024, the Company issued 100,000 shares of common stock with a fair value of $67,000 for legal services, which vest on September 6, 2025. The fair value was recorded of the shares of common stock will be amortized over the 12-month vesting period. The issuance is also subject to a
5-year
service condition, for which the shares of common stock will be clawed back on a pro-rated basis for any portion of the service term not provided. During the nine months ended November 30, 2024, the Company recognized legal fees of $11,167 related to this issuance. As at November 30, 2024, the Company has recognized $55,833 in prepaid expenses and other current assets.

d)
During the nine months ended November 30, 2024,
the Company accrued $50,000 of common stock issuable for 50,000 common stock pursuant to a Director Agreement (Note 10(b)) and $174,996 of common stock issuable for 174,996 shares of common stock pursuant to an Officer Agreement (Note 10(c)).

Share transactions for the nine months November 30,2023:
a)
On July 17, 2023, the Company issued 200,000 shares of common stock with a fair value of $ 200,000 to the COO of the Company for proceeds of $ 100,000, resulting in the recognition of stock-based compensation of $ 100,000. The Company also issued a total of 133,333 shares of common stock for services with a fair value of $123,333, pursuant to a Director Agreement and Officer Agreement.

b)	On July 17, 2023, the Company issued 20,000 shares of common stock to an arms length party for proceeds of $10,000.

a)
On September 19, 2023, the Company repurchased 2,035,000 shares of common stock from the former CEO of the Company for $23,500, pursuant to the amended Share Purchase and Separation Agreement described in Note 10. In addition, the former CEO of the Company agreed to forgive $70,000 of amounts owing for the repurchase of common stock under the original Share Purchase and Separate Agreement, which has been recognized in additional paid-in capital.

b)
During the nine months ended November 30, 2023, the Company accrued $100,000 of common stock issuable for 100,000 shares of common stock pursuant to Director Agreements
(Note 10(b)).
and $174,998 of common stock issuable for 174,998 shares of common stock pursuant to an Officer Agreement
(Note 10(c))
.

c)
During the nine months ended November 30, 2023, the Company received $100,000 of subscriptions from a company controlled by a Director of the Company pursuant to the issuance of 200,000 shares of common stock with a fair value of $200,000, resulting in the recognition of stock-based compensation of $100,000. At November30, 2023, the shares have not been issued and the fair value of $200,000 is included in common stock issuable.

9.	Concentrations

The Company’s revenues were concentrated among two customers for the nine months ended November 30, 2024, and four customers for the nine months ended November 30, 2023.

Customer	Nine Months Ended November 30, 2024

1	30%
2	11%

Customer	Nine Months Ended November 30, 2023

1	26%
2	21%
3	19%
4	11%

The Company’s receivables were concentrated among three customers as at November 30, 2024, and one customer as at February 29, 2024:

Customer	November 30, 2024

1	30%
2	18%
3	12%

Customer	February 29 , 2024

1	65%

10.	Commitments and Contingencies

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
November 30, 2024
, a total of 116,667 shares (February 29, 2024 – 66,667 shares) of common stock remain issuable to the director.

c)
On March 1, 2023, the Company entered into agreements with a Director and COO of the Company for director services and management services for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional 700,000 shares of common stock that will vest quarterly with 12 equal payments of 58,333 shares. During the year ended February 29, 2024, the Company recognized management fees of $233,330 and board member compensation of $100,000, representing the fair value of 333,330 shares of common stock issuable for services rendered for the period from March 2023 to February 2024. During the nine months ended November 30, 2024, the Company recognized management fees of $174,996 and board member compensation of $nil, representing the fair value of 174,996 shares of common stock issuable for services rendered for the period from March 2024 to November 30, 2024. As at November 30, 2024, a total of 424,993 (February 29, 2024 – 249,997 shares) shares of common stock remain issuable to the officer and director.

11.

Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at November 30, 2024, the balance of the deposit was $11,085 (R200,000) (February 29, 2024
–
$10,408 (R
200,000
). The deposit will remain for as long as the Company uses the facility.

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

Results of Operations: For the 3  months ended November 30,  2024 and November 30,  2023

Revenues

Our revenues for the 3-month period ended November 30, 2024 and 2023 were $150,366 and $364,360, respectively, reflecting decreased revenues of $213,994. The $213,994 of decreased revenues is primarily attributable to the decrease in transactional revenue in our South African operations.

3

Net Loss/Profit

We had net losses of $159,184 and $302,077 for the 3-months ended November 30, 2024 and November 30, 2023, respectively, reflecting a decreased net loss of $142,893, which is primarily attributable to the decrease in transactional revenue in our South African operations.

Expenses

We incurred total expenses of $256,788 and $493,669, respectively, for the 3-month period ended November 30,  2024 and 2023, reflecting decreased  expenses of $236,881,  which is primarily attributable to a decrease in general and administrative expenses.

Results of Operations: For the 9 months ended November 30, 2024 and November 30,  2023

Revenues

Our revenues for the 9-month period ended November 30, 2024 and 2023 were $575,686 and $1,060,978, respectively, reflecting decreased  revenues of $485,292, which is primarily attributable to a decrease in transactional revenue in our South African operations.

Net Loss/Profit

We had net losses of $501,185 and $508,915 for the 9-months ended November 30,  2024 and 2023, respectively, reflecting  decreased  net loss of 7,720, which is primarily attributable to a decrease in general and administrative expenses.

Expenses

We incurred total expenses of $826,599 and $1,067,008, respectively, for the 9-month period ended November 30, 2024 and 2023, reflecting decreased total expenses of $240,409, which is primarily attributable to a decrease in cost of sales.

Liquidity and Capital Resources

We had negative working capital of $314,287 at November 30, 2024 and negative working capital of $229,865 for our year end at February 28, 2024, representing increased negative working capital of $84,422.

Our net cash used in operating activities was negative $741,637 and $40,963 for the 9 months ended November 30, 2024 and 2023, respectively,  reflecting decreased net cash used in operating activities of $700,674.

Our net cash used in investing activities were $- and $23,316 , respectively, for the 9 months ended November 30,  2024 and 2023, reflecting decreased net cash used in investing activities of $23,216.

Our net cash provided by financing activities was $100,000 and $185,486 for the 9-month period ended November 30, 2024 and 2023, respectively, reflecting decreased net cash of $85,486 provided by financing activities of $85,486.

Off-Balance sheet arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

4

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2024, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of November 30, 2024, we did not maintain effective controls over our control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies  and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently  have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across  the organization, management has determined that these circumstances constitute a material weakness

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On July 22, 2024, we issued 200,000 restricted common stock shares of common stock to (an Accredited Investor?) for proceeds of $100,000.

On September 6, 2024, we issued 100,000 restricted common stock shares to (an Accredited Investor?) at a fair value of $67,000 for legal services, which shares vest on September 6, 2025.

During the nine months ended November 30, 2024, we
accrued $50,000 of common stock issuable for 50,000 restricted common stock shares pursuant to a Director Agreement (
See
Note 10(b)) and $174,996 of common stock issuable for 174,996 restricted common stock shares pursuant to an Officer Agreement (
See
Note 10(c)).

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