Form 10-K
period 2025-02-28
UPAY
filed 2025-06-02
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period endedFebruary 28, 2025

or

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
☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of May 12, 2025 ($0.70) per share), the last business day of the registrant’s most recently complete second fiscal quarter was $11,616,648

As of June 2, 2025,
there were
16,595,211
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

Industry Background

United States

•	Amount Borrowed (2023 estimate):
The check-cashing and payday-loan services industry in the U.S. generated approximately
$21.4 billion
of revenue in 2023. This figure serves as a close proxy for total new payday‐loan originations since the vast majority of industry revenue comes directly from borrower fees and interest.
https://www.ibisworld.com/united-states/market-size/check-cashing-payday-loan-services/5408/

South Africa

According to the
National Credit Regulator’s (NCR) Q4 2023 Consumer Credit Market Report
:

•	Unsecured Credit (Q4 2023): Outstanding new unsecured credit agreements reached R 24.76 billion in the quarter ending December 2023. NCR
•	Short - Term Credit (Q4 2023): New short - term credit agreements (including payday‐style loans) rose to R 3.31 billion during the same quarter. NCR
•	Combined Q4 2023 Total: R 28.07 billion (≈ US$1.52 billion at an average 2023 exchange rate of 18.5 ZAR/USD).

References for readers:

•	National Credit Regulator, Consumer Credit Market Report, Q4 2023 NCR

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

3

Recent Developments
•

June 20, 2024
: We completed the acquisition of controlling interest in AML GO (Pty) Ltd, a South African compliance software provider, offering real-time transaction monitoring and risk screening solutions, and bolstering UPAY’s anti-money laundering capabilities in its African markets.
•

June 5, 2024
: We acquired full ownership of Huntpal LLC (
www.huntpal.net
), consolidating our U.S. subsidiary under the UPAY umbrella and expanding our digital marketplace and into the adventure travel industry, offering interest-free Hunt now -Pay later packages in Africa to US hunters.
•

October 29, 2024
: AML GO (
www.amlgo.co.za
) launched its next-generation web-based AML screening portal, featuring instant entity verification and automated PEP and Sanctions checks that includes RESTful APIs, positioning us to capture growing compliance demands across Southern Africa
•

March 18, 2025
: AML GO was invited to attend the Crypto Assets Regulation & Compliance Conference in Johannesburg, highlighting our  thought leadership in fintech compliance innovation.
•

April 22, 2025
: AML GO accelerated market penetration by onboarding over 30 new financial institution clients across South Africa within two weeks, reflecting strong demand for its AML SaaS offering.
•

February 1, 2025
: Rent Pay (Pty) Ltd (www.acpas.co.za) entered into a one-year lease with two one-year renewal options for its Centurion, South Africa headquarters, 2,905 sq. ft of space including two boardrooms, administration offices, and collaborative work areas to support its continued growth in the region.
Products and Services

South African Business Operations
Rent Pay (Pty) Ltd – ACPAS
Our South African subsidiary, Rent Pay (Pty) Ltd, offers a fully web
-
based client and loan administration platform, marketed under the trade name
ACPAS
. Designed for both physical branch outlets and online lenders, ACPAS seamlessly integrates traditional standalone administration platforms with payment gateways, credit bureaus, and other third
-
party services into a single, fully automated workflow.
Key features include:
•	Cloud-based loan origination compliant with all applicable legislation, enabling customers to grant loans, sell products, pay bills, or collect subscriptions entirely within the platform.
•	Integrated third - party services , such as registered payment gateways, credit bureau inquiries, two - way SMS communications, credit protection insurance, and decision - making engines.
•	Custom website development , delivering fully branded, ACPAS - integrated sites for our clients’ online lending portals.
•	Basic accounting and bookkeeping capabilities built into the system, reducing the need for external financial software.
4

In November 2021, to optimize our U.S. cost base, we closed our Grapevine, Texas sales office and retained only the registered Dallas entity. By February 2022, we paused active U.S. sales and operations due to the resignation of our Chief Executive Officer at that time, inability to meet our funding requirements for a successful rollout, constrained staffing in South Africa, and COVID-related challenges. Going forward, we will concentrate our sales efforts in Southern Africa, while exploring potential U.S. expansion opportunities under the leadership of our COO, Randall Greene.

AML GO (Pty) Ltd – AML Screening & Compliance Solutions

Our AML GO subsidiary, AML GO (Pty) Ltd, provides advanced anti–money laundering (AML) screening, compliance, and risk-management tools to South African financial institutions, fintech companies, and all accountable institutions. Through a secure, web-based portal, AML GO’s platform:
•	Automates customer due diligence (CDD) and enhanced due diligence (EDD) workflows, incorporating real-time watch-list screening (PEP, sanctions, and adverse media).
•
Integrates seamlessly
with national and international watch
-
lists, the Financial Intelligence Centre (FIC) registry and major credit bureaus for instant identity verification and credit
-
risk profiling.

•
Offers built-in transaction monitoring
, pattern-recognition analytics, and risk-scoring algorithms to detect and alert on suspicious activity in compliance with the Financial Intelligence Centre Act (FICA).

•	Provides configurable reporting and audit - trail features that simplify regulatory reporting and support record - keeping requirements under South African AML regulations.
•	Supports API connectivity , enabling clients to embed AML GO’s compliance checks directly into their existing loan-origination, onboarding, or payments systems.
Since its founding, AML GO has empowered licensed credit providers, microlenders and digital lenders to meet their AML and Know
-
Your
-
Customer (KYC) obligations efficiently, reducing manual processes and helping to safeguard the integrity of South Africa’s financial system.
HUNTPAL (Pty) Ltd – South African Subsidiary

HUNTPAL (Pty) Ltd is the operational arm of HUNTPAL in South Africa, executing hunting trips for US groups in South Africa. The SA company will also in time also bring the same “Hunt Now–Pay Later” model to South African hunters seeking safari experiences.
Our South African entity:
•	Partners with accredited game farms and lodges , offering hunts for indigenous species such as kudu, impala, buffalo, and exotic game.
•	Provides tailored financing plans , enabling clients to spread the cost of their safari packages over interest - free installments.
•	Delivers end - to - end trip coordination , covering accommodation, professional hunters, field guides and trophy processing.
•	Promotes community and conservation , collaborating with local communities on benefit - sharing initiatives and supporting wildlife conservation projects through a percentage of each booking.
HUNTPAL (Pty) Ltd leverages deep local expertise and global marketing channels to deliver authentic African hunting adventures, backed by flexible payment options and unwavering commitment to ethical, sustainable practices.
5

US Business operations:
HUNTPAL LLC – U.S. Operations
HUNTPAL LLC, headquartered in the United States, operates an online “Hunt Now–Pay Later” marketplace that connects licensed hunting outfitters with US hunters. We specialize in facilitating U.S. hunters to book and finance unforgettable safari experiences in South Africa, interest
-
free and on flexible installment plans, but our vision extends beyond South Africa, the Rainbow Nation. Over time, HUNTPAL LLC will broaden its network of vetted outfitters and financing partnerships to encompass prime hunting destinations in the US and around the world, delivering the same seamless booking, trip
-
planning and “pay
-
later” convenience to adventurers everywhere.
Hunt Now–Pay Later Offering
•	Facilitates interest - free financing , allowing customers to reserve and pay for guided hunts, gear packages and travel arrangements in manageable installments.
•	Curates a network of vetted outfitters , ensuring compliance with all hunting regulations and offering a range of species, terrains, and experience levels.
•	Integrates travel and logistics , including lodging, transportation, and gear rentals, into a single booking workflow.
•	Provides customer support and trip planning , with dedicated Hunt Experts available to advise on licensing, bag limits and best seasons for target species.
•	Offers marketing and promotional services to our outfitter partners, leveraging digital campaigns, email marketing and targeted social media to drive bookings and repeat business.
HUNTPAL LLC serve hunters across multiple U.S. states, focusing on transparency, flexibility, and a seamless customer experience.
South African Business Operation:

Our South African subsidiary, Rent Pay (Pty) Ltd, currently provides a web-based client and loan administration software platform, the Automated Credit Provider Administration System, to registered lenders in South Africa, which we market under the name “
ACPAS
”.

Our customer base consists of customers with physical branch outlets as well as online customers with lending websites. ACPAS was designed to bridge the gap between traditional standalone administration platforms, payment gateways, credit bureaus and other third-party service providers through this fully automated software platform.

6

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

In an effort to reduce the cost of our US operations, in November 2021, we decided to close the sales office in Grapevine Texas and to only keep the registered Dallas office at this point in time. As of February 2022, we no longer pursue US sales and operations because of: (a) the resignation of our previous Chief Executive Officer, Wouter Fouche, in February 2022 who was to direct our planned US operations and the need to appoint new staff; (b) need to raise adequate funding to pursue and complete a successful US rollout; and (c) our current staff resources are restrained and the time difference between the US and South Africa and the location of all our staff resources in South Africa and the lingering effects of Covid presents difficulties. We will focus most of our sales effort in Southern Africa, first to expand in Southern Africa. We are currently also looking at potential expansion opportunities in the US by  Randall Greene, our Chief Operating Officer/Director.

Products in South Africa (ACPAS)
1.	Loan Origination System
ACPAS
– Automated Credit Provider Administration System. A cloud
-
based management platform leased monthly on Software as a Service model (SaaS). ACPAS empowers our clients to oversee their businesses, clients and lending processes with full automation and legislative compliance.
2.	Theme Studio – Business Online
Fully customized website platform, developed and integrated with ACPAS, providing our clients with a public-facing website to engage and transact with customers in real time.
3.	Credit Inquiries
As a reseller of credit bureau services, we bundle and supply consumer credit inquiries through the ACPAS interface. Purchasing in bulk from major bureaus, we pass these inquiries to our clients at a competitive markup, so they can make informed lending decisions.
4.	Credit Protection & Life Insurance
Acting as an appointed agent for a licensed insurer, we embed credit protection and life
-
insurance offerings directly into ACPAS. Our clients can upsell these policies at the point of loan origination, and we earn monthly commissions on all referrals.
5.	Debit - Order Transaction Fees
Registered as a Third
-
Party Payment Provider (TPPP) in South Africa, we facilitate debit
-
order collections and charge a percentage
-
based fee per successful installment. This service streamlines repayment for consumers while ensuring timely remittance for our lender clients.
6.	Development & Staff Services
We provide bespoke software development and dedicated administrative staffing on a monthly
-
service basis, enabling clients to extend or customize ACPAS functionality and handle back
-
office operations seamlessly.
7

Products & Services (AML GO)
1.	Customer Due Diligence (CDD) & Enhanced Due Diligence (EDD)
A fully automated workflow for onboarding and monitoring clients, including real
-
time watch
-
list screening (PEP, sanctions, adverse media) and identity verification via integrated credit bureaus and government registries.
2.	Transaction Monitoring & Alerts
Continuous analysis of banking and transaction data against configurable risk
-
scoring algorithms to detect and flag suspicious patterns in compliance with FICA.
3.	Regulatory Reporting & Audit Trails
Pre
-
built, configurable reports and secure audit logs that satisfy South African AML and KYC record
-
keeping requirements, simplifying submissions to the Financial Intelligence Centre (FIC).
4.	API & System Integration
RESTful APIs and SDKs that allow clients to embed AML GO’s compliance checks into their existing loan origination, onboarding, and payment processing systems.
5.	Training & Support Services
Ongoing compliance training, documentation and help
-
desk support to ensure our clients maintain up
-
to
-
date AML procedures and maximize the value of the AML GO platform.
Products & Services (HUNTPAL)
1.	Hunt Now–Pay Later Financing
Interest
-
Free Installments
: Book your hunt and spread payments over 3–12 months.

Instant Approval
: Proprietary credit
-
risk algorithms deliver near
-
instant financing decisions.

Transparent Terms
: No interest, no hidden fees.
2.	Marketplace & Booking Portal
A user
-
friendly online platform connecting hunters to vetted outfitters in South Africa (with future expansions planned globally), featuring full trip
-
planning, gear rental and optional add
-
ons.
3.	Outfitter & Ranch Partnerships
Strategic alliances with accredited game farms, ranches and guides, ensuring compliance with local regulations and ethical, conservation
-
minded practices.
4.	Logistics & Trip Management
End
-
to
-
end coordination, including permits, firearm documentation, lodging, transfers and trophy processing, handled through our portal or by dedicated Hunt Experts.
5.	Marketing & Promotional Services
Digital marketing campaigns, email newsletters and social media support for outfitter partners to drive bookings and enhance their visibility in key markets.

US Operational Cost/Restructuring:

In order to streamline our U.S. cost base, we have closed the Grapevine sales office and retained only our registered Dallas office. Going forward, our primary U.S. focus will be on scaling HUNTPAL LLC, leveraging our Texas office to drive growth of the “Hunt Now–Pay Later” marketplace across key American states. At the same time, we will maintain momentum in Africa through HUNTPAL (Pty) Ltd and continue our broader Southern Africa expansion.
8

Additionally, we are preparing to introduce AML GO’s advanced compliance and risk
-
management platform into the U.S. market in the near term, positioning our Dallas hub as the coordination center for both Huntpal’s financing operations and AML GO’s upcoming U.S. rollout.

Planned Business Operations in Africa

Revenue

Description	South Africa Revenue Segment
ACPAS - Monthly License Fee	$40.80
ACPAS Installation and Setup fee (One-time charge)	$81.62
Transaction Fee (Ave CTC /CTM per successful transaction)	2.8%
Ave volume of transactions/per month/per branch	500
Commission on insurance	Variable
(A transaction is defined as: a successful debit order collection through our debit order platform)

We will also provide custom website development services on a per quote basis.

Sales and Marketing Strategy – South Africa
We offer a cloud
-
based loan origination platform that empowers businesses to grant loans, sell products, and collect bills or subscription payments on flexible terms. To date, our South African marketing efforts have included:
•
Targeted Outreach & Presentations:
Proactive engagement with potential clients through one
-
on
-
one demos and proposals, supplemented by our annual participation in the Micro Finance South Africa (MFSA) conference since 2017.

•	Digital Advertising: Monthly Google Ads and Facebook campaigns managed by specialist agencies, optimized continually to maximize lead quality and cost - per - acquisition.
•
Video & Digital Content:
Since August 2017, we have published fresh videos and multimedia each month, showcasing product walkthroughs, customer success stories and thought
-
leadership content, to build awareness and drive inbound inquiries.

•	Social Media: Partnerships with two dedicated marketing firms to curate and amplify our brand presence on LinkedIn, Facebook and Instagram; we’ll replicate this model in the U.S. market in 2025.
•	Blog & Thought Leadership: A regularly updated blog featuring industry insights, best practices and case studies aimed at attracting qualified leads through SEO and shareable content.
•
Webinars & Virtual Events:
Quarterly webinars and roundtable discussions on topical lending and compliance trends, providing valuable education and direct engagement with prospects and existing clients.

•	Email Campaigns & Newsletters: Segmented drip - email sequences and monthly newsletters delivering product updates, industry news and actionable tips to subscribers who opt in via our website or events.
•
In
-
Person Events:
Attendance and sponsorship of key industry gatherings from 2017 through 2025, including MFSA’s annual conference, fintech expos and lender summits, facilitating high
-
touch interactions that convert to long
-
term partnerships.

9

Sales and Marketing Strategy – HUNTPAL
•
U.S. Launch Campaign:
Leveraging our Dallas hub, we will kick off with digital advertising on Facebook, Instagram and Google to target U.S. hunters aged 25–55, complemented by sponsored content on leading outdoor and hunting publications.

•
Outfitter Partnerships:
Co
-
branded promotions with top South African outfitters featured in Huntpal’s marketplace, including email blasts and social posts highlighting exclusive “Hunt Now–Pay Later” packages.

•	Content Marketing: A dedicated Huntpal blog and YouTube channel launching in Q4 2025, featuring hunt preparation guides, conservation stories and customer testimonials to drive organic reach.
•	Influencer & Affiliate Programs: Collaborations with hunting influencers, pro - staffers and outdoor gear brands to broaden brand awareness and incentivize referrals.
•	Trade Shows & Expos: Exhibiting at major U.S. hunting and outdoor sports shows (e.g., SCI, DSF, SHOT Show, NRA meetings) to generate qualified leads and forge on - the - ground relationships.
•	Email & SMS Outreach: Automated nurture campaigns and SMS alerts for upcoming hunt seasons, special financing promotions and new destination offerings.
Sales and Marketing Strategy – AML GO
•
Regulatory Roadshows:
Hosting half
-
day compliance workshops in key South African metros and later in U.S. financial hubs, to demonstrate AML GO’s transaction monitoring and reporting capabilities directly to compliance officers.

•
Targeted Digital Ads:
LinkedIn and Google Ads campaigns targeting risk, compliance and finance executives at banks, fintech companies and microlenders, with tailored messaging around FICA and U.S. BSA/AML requirements.

•	Whitepapers & Case Studies: Publishing in - depth whitepapers on topics such as “Automating FICA Compliance” and “Cross - Border AML Best Practices,” gated behind lead - capture forms.
•	Webinars & Virtual Panels: Monthly sessions featuring guest speakers from regulatory bodies and industry associations, showcasing how AML GO addresses evolving compliance challenges.
•
Partner Ecosystem:
Strategic alliances with core banking and loan
-
origination software vendors to embed AML GO via API, co
-
marketing to their customer bases in South Africa, extending to U.S. partners in late 2025.

•	Email Nurture & Drip Campaigns: Segmented sequences for prospects in different verticals (banking, microlending, insurance), delivering tailored product insights and regulatory updates.
•	Conference Engagement: Active participation in AML and fintech events such as the MFSA & SACRRA conferences and, starting Q4 2025, aiming at the American Bankers Association’s annual conference.
This multi
-
channel, content
-
rich approach will reinforce our leadership in South African lending, hunting finance and AML compliance, while laying the groundwork for accelerated growth in the U.S. and other international markets.
10

Seasonality

We operate year
-
round in South Africa, but HUNTPAL follows a distinctly
seasonal business cycle
,
with peak booking activity aligned to prime hunting seasons (typically autumn and winter months).

Raw Materials

We do not use raw materials in our business.

Target Market
Our diverse offerings address distinct customer segments across ACPAS, HUNTPAL and AML GO:
•	Online Lenders
Digital-first credit providers seeking a fully integrated, cloud
-
based origination and administration system (ACPAS) with streamlined KYC/AML checks (via AML GO).
•	Storefront Lenders & Retail Establishments
Brick
-
and
-
mortar businesses, such as microlenders, pawnshops and retail chains, that require in
-
house loan management, debit
-
order collections and embedded credit
-
protection insurance (ACPAS).
•	Professional Service Providers
Lawyers, doctors, accountants and other professionals offering finance or subscription
-
based services, leveraging ACPAS for client billing and payment plans.
•	Clubs & Associations
Fitness centers, sports clubs and other membership organizations charging recurring fees, using ACPAS’s subscription billing and debit
-
order capabilities.
•	Hunting Enthusiasts & Outfitters
Recreational and professional hunters in the U.S. and South Africa booking seasonal hunts through HUNTPAL’s “Hunt Now–Pay Later” marketplace, as well as outfitter partners seeking flexible financing and marketing support.
•	Financial Institutions & Fintech companies
Banks, microlenders, digital-wallet providers and emerging fintech companies requiring automated, scalable AML/CFT compliance solutions, covering CDD, transaction monitoring and regulatory reporting via AML GO.
Reliance Upon One or a Few Customers

Our revenues were concentrated among two customers for the year ended February 28, 2025, and three customers for the year ended February 29, 2024.
Customer	Year Ended February 28, 2025

1	28.32%
2	9.86%
3	8.53%
Customer	Year Ended February 29, 2024

1	29%
2	20%
3	11%

11

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

Geographic Territory

Our credit related products and services have been offered since June 2008 in all South Africa provinces and will continue to be so offered.
Our AML Go services have been offered since October 2024 in South Africa.

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

•	South Africa has a non-paying culture as evidenced by market data.
Competitive Disadvantages

•	Our competitors in South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

•	Apart from Huntpal, we don’t have any operations in the US;

•	We will have substantial development of our business and software program to adopt to the various states; and

•	We have not tested our marketing or our product in the US.

12

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
The NCA lists a number of consumer rights, which are protected by the Act. A party who breaches Consumer rights protected by the NCA commits an offence in terms of credit law, which enables Consumer recourse through the established dispute channels. The following are Consumer rights protected in the NCA:
•	To apply for credit

•	To be protected against discrimination in the granting of credit

•	To be informed why credit has not been granted, should you ask

•	To receive a free copy of your credit agreement

•	To receive a credit agreement in plain and simple language

•	To have your personal and financial information treated confidential

•	To understand all fees, costs, interest rates, the total installment and any other details

•	To say no to increases on your credit limit

•	To decide whether or not you want to be informed about products or services via telephone, SMS, mail or e-mail campaigns

•	To apply for debt counselling should you be overwhelmed by debt

13

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
14

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
Since our inception, we have had no research and development expenses.
Patents and Intellectual Property / Trademarks / Licenses / Franchises
•	Patents:
We do not currently own any patents and have no plans to pursue patent protection. We maintain and protect our proprietary technology through robust trade
-
secret practices.
•	Trademarks:
We have filed trademark applications for HUNTPAL and are currently awaiting feedback and final registration decisions from the relevant intellectual
-
property offices.
•	Licenses & Franchises:
We are not a party to any license, royalty or franchise agreements at this time.
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
15

Verbal Agreement with Jacob C Fölscher
We have a standing verbal agreement with our Chief Financial Officer, now also serving as CEO, Jacob C. Fölscher, renewed annually under these terms:
•	Monthly Salary: $9,500, payable subject to available funds.
•	Annual Bonus: A “13th check” of $9,500, awarded once per fiscal year.
•	Relocation Allowance: A one - time payment of $10,000 to cover relocation to the U.S., if applicable.
These components constitute the entirety of the compensation arrangement. Following the resignation of our former CEO, Wouter Fouche, Mr. Fölscher assumed the CEO role in addition to his CFO duties and has not received any additional compensation for serving as CEO to date.
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
The $750 website setup fee under clause (b) has since been renegotiated to $250.
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
16

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
Finbond subsequently decided not to continue with the project and forfeited the non-refundable deposit.
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

Agreement with Pieter A. Swanepoel
We have a September 1, 2022 Director Agreement with Pieter A Swanepoel, for a period of 12 months, through August 31, 2023, to serve as our director. Mr. Swanepoel is to perform such duties and responsibilities as are customarily related to such position in accordance with Company’s bylaws, Code of Ethics, and applicable law, including, but not limited to, assisting the Company in the following: (a) assisting the Company with its cash flow planning and forecasts for budget and financial planning purposes; (b) assisting in the Company with preparing financial information ; (c) advise the Company on group structuring and business and financial needs (collectively, the “Services”). This agreement has since been extended until August 2026. Swanepoel will be paid 100,000 restricted common shares of the Company over a 12-month period for his services.

Agreement with Randall F. Greene
We have a March 1, 2023 Director Agreement with Randall F Greene for a period of 12 months through February 29, 2024 to serve as our director.   We also have a March 1, 2023 Officer Agreement with Randall F Greene to serve as our Chief Operations Officer (“COO”).   Pursuant to these agreements, Randall Greene is to perform such duties and responsibilities as are customarily related to those  positions,  including, but not limited to, assisting us  in the following: a) identifying and assessing potential acquisitions ; (b) assisting in as Regulation A filing if pursued; (c) advise and assist us  on  public company and business strategy; (d) represent us as our COO, including to establish its business presence in the US, (e) assist us in opening  US bank accounts,  (f) establish business relationships with service providers and establish other business relationships,  Randall Greene will be paid 100,000  shares for his Director Agreement for the 12 month period and 233,333 shares in return for his COO services.
Randall Greene’s Director Agreement was subsequently extended until August 2026. The Officer Agreement was not extended after its initial 12-month term.
17

ITEM 1A. RISK FACTORS
As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS
As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1C.
CYBERSECURITY

Risk Management and Strategy
Securing our business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our business, meeting applicable regulatory requirements and maintaining the trust of our stockholders. Cybersecurity is an important and integrated part of our enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks.

To help protect us from a major cybersecurity incident that could have a material impact on operations or our financial results, the Company is in the process of implementing policies, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation.
The steps we expect to take to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include, but are not limited to: penetration testing by a third party vendor, agent based security scanning that runs continuously, establishing information security policies and standards, implementing information protection processes and technologies, monitoring our information technology systems for cybersecurity threats and implementing cybersecurity training. In addition, we annually purchase a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Governance
Our Board of Directors is actively engaged in overseeing and reviewing our strategic direction and objectives, taking into account, among other considerations, our risk profile and related exposures, including oversight of risks from cybersecurity threats. As part of this oversight, the Company will update the Board periodically, and at least annually, on our cybersecurity program, including with respect to particular cybersecurity threats, cybersecurity incidents, new developments in our risk profile, the status of projects to strengthen our cybersecurity systems, assessments of our cybersecurity program, and the emerging threat landscape.

ITEM 2. PROPERTIES
We pay monthly rent of $59.00 per month for our Texas office. Our office is adequate for our current needs. Our lease is on a month-to-month basis.
On February 1, 2025, Rent Pay (Pty) Ltd entered a one-year lease with a two-year renewal option for office space in South Africa. Rental payments are due at the beginning of each month and increase at an annual escalation rate of 6%. The base monthly rental rate is $1,907 (R34,832). The interest rate underlying the obligation in the lease was 11% per annum.
Rent Pay’s offices are located at Centurion, South Africa and comprised of 2905 square feet. The South Africa offices are composed of reception area, two boardrooms, one sales and, support floor, an administration office and 3 separate offices for management and three toilets. There is also a fully fitted kitchen and entertainment area. The total office space currently is 2905 square feet.

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

18

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Effective as of June 7, 2021, we became quoted on the OTCQB under the symbol, “UPYY”.

Common Stock
As of March 31, 2025, our common stock was held by 54 stockholders of record and we had
16,595,211
shares of common stock issued and outstanding.

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
19

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

Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2024 and February 28, 2025.

Recent Accounting Pronouncements
The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2024 and February 28, 2025.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS 20254 AND 2024

Results of Operations:
For the year ended February 28, 2025 and February 29, 2024

Revenues
Our revenues for the years ended February 28, 2025 and February 29, 2024 were $715,269  and 1,394,408, respectively, reflecting decreased revenues of $679,139, which  decreased revenues are primarily attributable to the loss of a large customer who had contributed a significant portion of our revenue in the prior period.

20

Net Profit/Net Loss
We had a net loss of $540,062 for the year ended February 28, 2025 and  $726,191 for the year February 29, 2024, respectively,  reflecting a decreased net loss of $186,129, which decreased net loss is primarily attributable to reduced operating expenses and cost
-
control measures implemented during the period.
We had a working capital deficit of ($386,487) at February 28, 2025 and ($229,865) February 29, 2024, respectively. The ($386,487) of working capital deficit  in the fiscal year ended February 28, 2025 is primarily attributable to the f unding of product development, marketing campaigns (e.g., U.S. launch of HUNTPAL and expansion of AML GO)

Operating Expenses
We incurred total expenses of $953,220 and $1,416,478 for the years ended February 28, 2025 and February 29, 2024, respectively, reflecting a decrease in total expenses of $463,258, which decrease  is primarily attributable to a decrease in general and administrative expenses.

Our net cash used in operating activities was ($764,674) and ($145,611) for the years  ended February 28, 2025 and February 29, 2024, respectively,  representing increased net cash flows used in operating activities of $619,063.

Our net cash provided by investing activities were $0 and ($23,268) for the years ended February 28, 2025 and February 29, 2024, respectively, reflecting a  $23,268 decrease in net cash used in investing activities.

Our net cash provided by financing activities was $150,000 and $185,488 for the fiscal years ended February 28, 2025 and February 29, 2024, respectively, representing a $35,488 decrease.

We estimate that we will have operating costs of $620,000 from 1 June, 2025 to the remainder of the fiscal year ended February 28, 2025 assuming we receive sufficient funding.

Going forward, our monthly estimated cash needs of $31,000 over the next 12 months from June 2025 to June 2026 including the following estimated expenditures:

Description	$ Amount
Rent $	$1,947
Phone $	$920
IT $	$400
Legal fees $	$350
Salaries $	$30,541
SEC reporting $	$70,000
These estimated expenditures are based upon current expenses and anticipated increases and growth.

We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $98,000 as of 5/31/2025 and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

21

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UPAY, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We

have audited the accompanying consolidated balance sheets of UPAY, Inc. and Subsidiaries (the Company) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and accumulated other comprehensive loss, and cash flows for each of the years in the two-year period ended February 29, 2025 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of
America.

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

Critical Audit Matter
s

The
critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate
.

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuing losses from operations and has a significant accumulated deficit.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018

The Woodlands, Texas
June
2,
2025

PCAOB ID #
2738

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2025	February 29, 2024

ASSETS

Current Assets

Cash and cash equivalents	$55,362	$642,846
Accounts receivable, net of allowance	39,704	73,395
Prepaid expenses and other current assets	52,648	2,884

Total Current Assets	147,714	719,125

Property and Equipment, Net (Note 3)	15,912	22,638
Right-of-use Assets, Net (Note 4)	59,716	18,169
Deposit (Note 11)	10,807	10,408

Total Assets	$234,149	$770,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$133,172	$572,904
Due to related parties (Note 5)	80,817	54,774
Current portion of lease liabilities (Note 7)	17,077	18,169
Current portion of notes payable (Note 6)	1,635	1,643
Current portion of notes payable in default (Note 6)	50,500	50,500
Notes payable – Related parties (Note 5)	251,000	251,000

Total Current Liabilities	534,201	948,990

Non-Current Liabilities

Lease liabilities (Note 7)	42,639	–
Notes payable (Note 6)	76,165	76,157
Notes payable – Related parties (Note 5)	50,000	–

Total Liabilities	703,005	1,025,147

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 16,595,211 and 15,708,544 shares issued and outstanding, respectively	16,595	15,708
Common Stock Issuable	103,500	313,331
Additional Paid-in Capital	1,646,037	1,116,590
Accumulated Deficit	(2,163,251)	(1,623,189)
Accumulated Other Comprehensive Loss	(71,737)	(77,247)

Total Stockholders’ Deficit	(468,856)	(254,807)

Total Liabilities and Stockholders’ Deficit	$234,149	$770,340

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 29,
	2025	2024

Revenue	$715,269	$1,394,408
Cost of revenue	(270,906)	(659,788)

Gross Profit	444,363	734,620

Expenses

Amortization of right-of-use assets (Note 4)	–	880
Depreciation (Note 3)	7,650	17,608
General and administrative	945,570	1,397,990
Total Expenses	953,220	1,416,478

Loss Before Other Income (Expenses) and Income Taxes	(508,857)	(681,858)

Other Income (Expenses)

Interest income	3,436	11,816
Interest expense	(34,641)	(33,430)
Gain on settlement of lease (Note 7)	–	1,042
Gain on disposal on equipment	–	620

Loss Before Income Taxes	(540,062)	(701,810)

Provision for income taxes	–	(34,381)

Net Loss	(540,062)	(736,191)

Other Comprehensive Income (Loss)

Foreign currency translation adjustments	5,510	(16,419)

Comprehensive Loss	$(534,552)	$(752,610)

Net Loss Per Share – Basic and Diluted	$(0.03)	$(0.04)
Weighted-average Common Shares Outstanding – Basic and Diluted	16,179,947	16,842,672

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2023	17,190,211	$17,190	$535,275	$13,334	$(886,998)	$(60,828)	$(382,027)

Cancellation of common stock	(2,035,000)	(2,035)	(21,465)	–	–	–	(23,500)

Common stock issuable for services	–	–	–	423,330	–	–	423,330

Common stock issued for cash	420,000	420	209,580	–	–	–	210,000

Common stock issued for services	133,333	133	123,200	(123,333)	–	–	–

Stock-based compensation	–	–	200,000	–	–	–	200,000

Forgiveness of amount owing for repurchase of common stock	–	–	70,000	–	–	–	70,000

Net loss	–	–	–	–	(736,191)	–	(736,191)

Foreign currency translation adjustments	–	–	–	–	–	(16,419)	(16,419)

Balance – February 29, 2024	15,708,544	15,708	1,116,590	313,331	(1,623,189)	(77,247)	(254,807)

Common stock issued for cash	200,000	200	99,800	–	–	–	100,000

Common stock issued for Huntpal LLC acquisition	220,000	220	(220)	–	–	–	–

Common stock issuable for services	–	–	–	153,500	–	–	153,500

Common stock issued for services	466,667	467	429,867	(363,331)	–	–	67,003

Net loss	–	–	–	–	(540,062)	–	(540,062)

Foreign currency translation adjustments	–	–	–	–	–	5,510	5,510

Balance – February 28, 2025	16,595,211	$16,595	$1,646,037	$103,500	$(2,163,251)	$(71,737)	$(468,856)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended February 28, 2025	Year Ended February 29, 2024

Cash Flows from Operating Activities

Net Loss	$(540,062)	$(736,191)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	–	880
Common stock issued or issuable for services	181,420	423,330
Depreciation	7,650	17,608
Gain on disposal of equipment	–	(620)
Gain on settlement of lease	–	(1,042)
Interest expense on lease liability	–	66
Provision for bad debt	3,366	3,204
Stock-based compensation	–	200,000

Changes in operating assets and liabilities:
Accounts receivable	33,622	(9,851)
Prepaid expenses and other current assets	(10,575)	(1,418)
Deposits	–	32,097
Accounts payable and accrued liabilities	(466,144)	(98,868)
Accounts payable – related party	26,049	25,194
Net Cash Used in Operating Activities	(764,674)	(145,611)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(24,095)
Proceeds received on disposal of property and equipment	–	827

Net Cash Used in Investing Activities	–	(23,268)

Cash Flows from Financing Activities

Proceeds from common stock issued for cash	100,000	210,000
Proceeds from notes payable to related party	50,000	4,000
Repayment of notes payable to related party	–	(4,000)
Repurchase and cancellation of common stock	–	(23,500)
Repayment of lease liabilities	–	(1,012)

Net Cash Provided by Financing Activities	150,000	185,488

Effect of Exchange Rate Changes on Cash	27,190	(36,754)

Change in Cash and Cash Equivalents	(587,484)	(20,145)

Cash and Cash Equivalents - Beginning of Year	642,846	662,991

Cash and Cash Equivalents - End of Year	$55,362	$642,846

Supplemental Disclosures of Cash Flow Information:

Interest paid	$34,641	$33,430
Income taxes paid	$–	$34,381

Non-cash Investing and Financing Activities:

Forgiveness of amount owing for repurchase of common stock	$–	$70,000
Common stock issued for prepaid services	$39,083	$–

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. By a Share Ex
change A
greement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly owned
subsidiary, taking a 51% controlling interest in Huntpal LLC (“Huntpal”). On June 13, 2024, the Company acquired the remaining non-controlling interest in Huntpal, increasing its ownership to 100%. On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd (“AML”) which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisition.

Rent Pay operates principally in South Africa and engages in software development and licensing and provides services to the credit provider industry.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United
States and
are expressed in U.S. dollars. The Company’s fiscal year end is February 28. The consolidated financial statements include the accounts of the Company, its wholly owned

subsidiaries, Rent Pay and Huntpal LLC, and its controlled subsidiaries, Miway and AML. The Company owns 48% of Miway and 51% of AML. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company’s accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As at February 28, 2025, the Company did not have any cash held in U.S. institutions in excess of the FDIC insured limit.

d)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms. Receivables are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at February 28, 2025, the Company has recognized an allowance for doubtful accounts of $1,892 (February 29, 2024 - $536)

e)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at February 28, 2025, and February 29, 2024.

f)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at February 28, 2025, and February 29, 2024.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the year ended February 28, 2025, and February 29, 2024. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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
(“ASC 842”). This standard requires lessees to recognize in the statement of financial position a liability to make lease payments and a right-of-use (“ROU”) asset representing the Company’s right to use the underlying asset for the lease term. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances within the arrangement. A lease is identified where an arrangement conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. Leases which are identified within the scope of ASC 842 and which have a term greater than one year are recognized on the Company’s balance sheet as ROU assets and lease liabilities. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The lease term includes any renewal options and termination options that are reasonably certain to be exercised. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment. The interest rate implicit in lease contracts to calculate the present value is typically not readily determinable. As such, significant management judgment is required to estimate the incremental borrowing rate.

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
F-10

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
F-11

l)	Comprehensive Income (Loss)

ASC 220, “
Comprehensive Income”,
establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2025, and February 29, 2024, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2025, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

p)	Segment Information

In accordance with the provisions of ASC 280-10,
“Disclosures about Segments of an Enterprise and Related Information,”
the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of February 28, 2025, and February 29, 2024. The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. Accordingly, all assets are considered to relate to the single operating segment and are consistent with the total assets presented on the Company’s consolidated balance sheet. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

q )	Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures about significant segment expenses, and the measures used by the CODM to assess segment performance, and the nature and amount of segment assets used in decision making. The CODM uses segment-level asset information to evaluate efficiency and allocate resources among segments. The amendments do not change how operating segments are determined, aggregated, or how quantitative thresholds are applied for identifying reportable segments.

The Company adopted ASU 2023-07 during the year ended February 28, 2025, and the adoption had no material impact on the Company’s financial statements or segment disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2025 Net Carrying Value	February 29, 2024 Net Carrying Value

Computer equipment	$14,123	$(12,211)	$1,912	$4,186
Computer software	206,000	(205,995)	5	325
Furniture and fixtures	9,972	(8,424)	1,548	2,074
Motor vehicle	24,561	(12,447)	12,114	15,414
Office equipment	4,289	(3,956)	333	639

Total	$258,945	$(243,033)	$15,912	$22,638

During the year ended February 28, 2025, the Company recorded depreciation expense of $7,650 (2024 – $17,608). During the year ended February 28, 2025, the Company acquired $nil (February 29, 2024 – $2,312) of computer equipment and $nil (February 29, 2024 – $21,783) of motor vehicles.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	February 28, 2025 Net Carrying Value	February 29, 2024 Net Carrying Value

Right-of-use building (operating lease)	$61,850	$(61,850)	$–	$18,169
Right-of-use building (operating lease)	$61,038	$(1,322)	$59,716	$–

Total	$122,888	$(63,172)	$59,716	$18,169

During the year ended February 28, 2025, the Company recorded rent expense of $21,698 (2024 - $20,000) related to Company’s right-of-use building and amortization expense of $nil (2024 - $880) related to the Company’s right-of-use vehicles. During the year ended February 29, 2024, the Company settled a lease obligation on a right-of-use vehicle with a carrying value of $1,894 and a remaining lease liability of $2,936, which resulted in a gain on settlement of lease of $1,042.

5.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at February 28, 2025, the outstanding principal is $10,000 (February 29, 2024 – $10,000) and the Company has recognized accrued interest of $3,937 (February 29, 2024 – $2,963), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at February 28, 2025, the outstanding principal is $10,000 (February 29, 2024 – $10,000) and the Company has recognized accrued interest of $3,479 (February 29, 2024 – $2,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at February 28, 2025, the outstanding principal is $20,000 (February 29, 2024 – $20,000) and the Company has recognized accrued interest of $6,099 (February 29, 2024 – $4,099), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2025, the outstanding principal is $26,000 (February 29, 2024 – $26,000) and the Company has recognized accrued interest of $10,087 (February 29, 2024 – $7,487), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at February 28, 2025, the outstanding principal is $130,000 (February 29, 2024 – $130,000) and the Company has recognized accrued interest of $39,641 (February 29, 2024 – $26,641), which is included in due to related parties.

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2025, the outstanding principal is $15,000 (February 29, 2024 – $15,000) and the Company has recognized accrued interest of $5,819 (February 29, 2024 – $4,319), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at February 28, 2025, the outstanding principal is $25,000 (February 29, 2024 – $25,000) and the Company has recognized accrued interest of $7,075 (February 29, 2024 – $4,575), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at February 28, 2025, the outstanding principal is $15,000 (February 29, 2024 – $15,000) and the Company has recognized accrued interest of $3,711 (February 29, 2024 – $2,211), which is included in due to related parties.

i)
On January 31, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and mature
s
on January 31, 2027. As at February 28, 2025, the outstanding principal is $50,000 and the Company has recognized accrued interest of $383, which is included in due to related parties.

j)	As at February 28, 2025, the Company owes a total of $600 (February 29, 2024 – $nil) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

k)	During the year ended February 28, 2025, the Company incurred salary expenses of $108,028 (R1,973,032) (2024 – $126,511 (R2,364,887) to the CEO of the Company.

l)	During the year ended February 28, 2025, the Company incurred directors’ fees of $91,875 (2024 – $65,000) to a Director of the Company pursuant to a Director Agreement (Note 10(b)).

m)	During the year ended February 28, 2025, the Company incurred directors’ fees of $4,928 (R90,000) (2024 – $nil) to a Director of the Company.

n)
During the year ended February 28, 2025, the Company incurred management fees of $nil (2024 - $174,998) and director fees of $
70,000
 (2024 - $75,000) to the Director and former Chief Operating Officer (“COO”) of the Company pursuant to a Director and Officer Agreement (Note 10(c)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at February 28, 2025, the Company has recognized accrued interest of $11,952 (February 29, 2024 –
$
9,452), which is included in accounts payable and accrued liabilities.
 This note is currently in default.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at February 28, 2025, the Company has recognized accrued interest of $13,112 (February 29, 2024 – $10,195), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2025, the Company has recognized accrued interest of $8,558
(February 29,
2024 –
$6,008), which is
included in accounts payable and accrued liabilities.
 This note is currently in default.

7.	Lease Liabilities

The Company commenced the leasing of a motor vehicle on October 10, 2018, for a term of five years. The monthly minimum lease payments were $519 (R9,456). The motor vehicle lease was classified as a finance lease. The interest rate underlying the obligation in the lease was 11.25% per annum. During the year ended February 28, 2025, the Company paid a total of $nil (202
4
 - $1,080) in principal and interest payments on the motor vehicle lease.

On May 10, 2023, the Company settled the motor vehicle finance leases for a settlement fee of $2,530 (R47,204) resulting in a gain on settlement of $1,052 (R19,480). Upon the payment of the settlement fee, the vehicle title was transferred immediately to the Company and has been allocated to the Company’s property and equipment to be depreciated over the remainder of its useful life.

On February 1, 2021, the Company entered a two-year lease with a renewal option for office space in South Africa. The term of the renewal agreement is for an additional two years and commenced on February 1, 2023. Rental payments are due at the beginning of each month and increase at an annual rate of 7%. The base monthly rental rate is $1,209 (R22,000) for the first year, $1,294 (R23,540) in the second year, $1,384 (R25,188) in the third year, and $1,481 (R26,951) in the final year of the lease. On January 26, 2023, the Company executed the renewal option for two additional years of its lease, commencing on February 1, 2023. Rental payments are due at the beginning of each month. The base monthly rental rate is $1,704 (R31,000) for the first year and $1,806 (R32,860) in the second year. The office space lease was classified as an operating lease. The interest rate underlying the obligation in the lease was 7% per annum.

On February 1, 2025, the Company entered a one-year lease with a two-year renewal option for office space in South Africa. Rental payments are due at the beginning of each month and increase at an annual escalation rate of 6%. The base monthly rental rate is $1,907 (R34,832). The interest rate underlying the obligation in the lease was 11% per annum.

The following is a schedule by years of future minimum lease payments under the remaining oper
a
ting
leases together with the present value of the net minimum lease payments as of February 28, 2025:

Years ending February 28:	Building Lease (Operating Lease)

2025	$–
2026	22,812
2027	24,180
2028	23,390

Net minimum lease payments	70,382
Less: amount representing interest payments	(10,666)

Present value of net minimum lease payments	59,716
Less: current portion	(17,077)

Long-term portion	$42,639

8.	Common Stock

Share transactions for the year ended February 28, 2025:

a)
On June 13, 2024, the Company issued 220,000 shares of common stock with a fair value of $147,400 to the acquire the remaining 49% non-controlling interest in Huntpal LLC
. At the date of acquisition, the carrying value of the non-controlling interest was $nil, resulting in a loss of $147,180 which was offset
against additional paid-in capital.

b)	On July 22, 2024, the Company issued 200,000 shares of common stock for proceeds of $100,000.

c)
On September 6, 2024, the Company issued 100,000 shares of common stock with a fair value of $67,000 for legal services, which vest on September 6, 2025. The fair value was recorded of the shares of common stock will be amortized over the 12-month vesting period. The issuance is also subject to a 5-year service condition, for which the shares of common stock will be clawed back on a pro-rated basis for any portion of the service term not provided. During the year ended February 28, 2025, the Company recognized legal fees of $27,917 related to this issuance. As at February 28, 2025, the Company has recognized $39,083 in prepaid expenses and other current assets.

d)
On February 26, 2025, the Company issued a total of 250,000 shares of common stock with a fair value of $250,000 to the former COO and director of the Company for services pursuant to a Director Agreement and Officer Agreement (Note 10(c)).

e)	On February 26, 2025, the Company issued 116,667 shares of common stock with a fair value of $113,334 to a director of the Company pursuant to a Director Agreement (Note 10(b)).

f)	During the year ended February 28, 2025, the Company accrued $111,875 of common stock issuable for 162,500 common stock pursuant to Director Agreements (Note 10(b) and Note 10(c)).

Share transactions for the year ended February 29, 2024:

a)
On July 17, 2023, the Company issued 200,000 shares of common stock with a fair value of $ 200,000 to the COO of the Company for proceeds of $ 100,000, resulting in the recognition of stock-based compensation of $ 100,000. The Company also issued a total of 133,333 shares of common stock for services with a fair value of $123,333, pursuant to a Director Agreement (Note 10 (b)) and Officer Agreement (Note 10(c)).

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

e)
During the year ended February 29, 2024, the Company accrued $163,334 of stock payable for 166,667 shares of common stock pursuant to Director Agreements (Notes 10(b) and (c)) and $ 149,997 of stock payable for 149,997 shares of common stock pursuant to an Officer Agreement (Note 10(b)).

F-16

9.

Concentrations

The Company’s revenues were concentrated among two customers for the year ended February 28, 2025, and three customers for the year ended February 29, 2024.

Customer	Year Ended February 28, 2025

1	23%
2	12%

Customer	Year Ended February 29, 2024

1	29%
2	20%
3	11%

The Company’s receivables were concentrated among three customers as at February 28, 2025, and one customer as at February 29, 2024:

Customer	February 28, 2024

1	27%
2	20%
3	18%

Customer	February 29, 2024

1	65%

10.	Commitments and Contingencies

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
February 29, 2024
, another 50,000 shares were issued.

On August 16, 2023, the Company extended its agreement with the Director for a new term of 12 months, effective September 1, 2023. In consideration of services to be rendered, the Company shall pay the director 100,000 restricted shares of common stock, of which 50,000 shares will vest every 6 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $50,000, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from March 2024 to August 2024. On February 26, 2025, the Company issued the 50,000 shares of common stock issuable.

On September 1, 2024, the Company extended its agreement with the Director for a new term of 24 months, effective September 1, 2024. In consideration of services to be rendered, the Company shall pay the director 200,000 restricted shares of common stock, of which 100,000 shares will vest every 12 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,500, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2024 to February 2025.

As at
February 28, 2025
, a total of 50,000 shares (February 29, 2024 – 66,667 shares) of common stock remain issuable to the director.

c)
On March 1, 2023, the Company entered into agreements with a Director and COO of the Company for director services and management services for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional 700,000 shares of common stock that will vest quarterly with 12 equal payments of 58,333 shares. During the year ended February 29, 2024, the Company recognized management fees of $233,330 and board member compensation of $100,000, representing the fair value of 333,330 shares of common stock issuable for services rendered for the period from March 2023 to February 2024. The Company did not renew the Officer Agreement and on February 26, 2025, issued 250,000 shares of common stock with a fair value of $250,000.

On March 1, 2024, the Company extended its agreement with the Director for a new term of
30
months, effective March 1, 2024. In consideration of services to be rendered, the Company shall pay the director 250,000 restricted shares of common stock, of which 100,000 shares will vest on or about September 1, 2025, with the remaining 150,000 shares vesting on or about September 1, 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2024 to February 2025.

As at February 28, 2025, a total of 100,000 (February 29, 2024 – 249,997 shares) shares of common stock remain issuable to the officer and director.
11.

Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at February 28, 2025, the balance of the deposit was $10,807 (R200,000) (February 29, 2024 – $10,408 (R200,000). The deposit will remain for as long as the Company uses the facility.

12.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2025 and February 29, 2024. Rent Pay incurred an income tax expense of $nil for the year ended February 28, 2025 (February 29, 2024 – $nil). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $1,210,000 (February 29, 2024 – $1,000,000) at February 28, 2025, which starts to expire in 2037.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2025, and February 29, 2024.

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 28, 2025, and February 29, 2024, is summarized as follows:

	2025 $	2024 $

Loss before income taxes	(540,062)	(736,191)

Income tax recovery at statutory rates	(114,000)	(154,000)
Permanent differences	–	42,000
Temporary differences	2,000	4,000
Change in statutory, foreign tax, foreign exchange rates and other	112,000	142,381

Income tax expenses	–	34,381

The unrecognized deferred tax assets include US net operating losses as follows:

	2025 $	2024 $

Deferred tax assets:
Non-capital losses available for future periods	254,000	210,000
Valuation allowance	(254,000)	(210,000)

Deferred income taxes recovered	–	–

The Company has US net operating losses available to offset future taxable income as follows:

2016	$35,000
2017	78,000
2018	71,000
2019	6,000
2020	5,000
2021	130,000
2022	431,000
2023	109,000
2024	135,000
2025	210,000
$1,210,000

13.	Subsequent Event

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
22

Management has assessed the effectiveness of our internal control over financial reporting as of May 29, 2025. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 28, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.
Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended February 28, 2025 and 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in our fiscal year ended 28 February 2025, that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.
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
Name:
Name:	Age	Position

Jacob Fölscher	46	President, CEO/CFO/CAO /Director
Pieter Swanepoel	47	Director
Randall Greene	59	COO/Director
23

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
.
Randall F. Greene
Randall F. Greene was appointed in 2020 by A
-
GAME Beverages Inc. as its C.E.O. and a Director. He is also currently the C.E.O. of Stahl Faust Holdings, a private equity and real estate development company, and has worked in an executive capacity since 1984 in the banking, finance, and real estate development industries. He is also Chairman of three governmental agencies: the Bonnet Creek Resorts Development District at the Walt Disney World Resorts Complex, the Westwood–Orange County Convention Center Development District, and the Bella Collina Development District, all based in the Orlando metro area. Effective March 1, 2023, our Board of Directors appointed Randall Greene as our Chief Operations Officer and Director for a one‐year term. Following the conclusion of that term, his director agreement was extended to terminate on August 31, 2026.
Litigation
None
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2025 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of Randall Greene and Pieter Swanepoel who will be filing Forms 3 over the next 10 days.
24

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
25

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
ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Name	Position	Year	Salary	Bonus
Jacob C Folscher	CEO/CFO	2025	$107,911.36	$0
Jacob C Folscher	CEO	2024	$102,664.81	$20,407.83
Randall F Greene	COO	2024	0	$0
Randall F Greene	COO	2025	233,333 UPAY shares	$0
BOARD OF DIRECTOR COMPENSATION
Name	Position	Year	Salary	Bonus
Jacob C Folscher	Director	2025	$0	$0
Jacob C Folscher	Director	2024	$0	$0
Randall F Greene	Director	2025	$100,000 UPAY shares	$0
Randall F Greene	Director	2024	$0	$0
Pieter A Swanepoel	Director	2025	$100,000 UPAY shares	$0
Pieter A Swanepoel	Director	2024	$100,000 UPAY shares	$0
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information as of May 31, 2025 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.
Beneficial Owners over 5%
26

Name	Shares Held	Percentage

TWIN HARBOR WEB SOLUTIONS INC	2,030,000	12.2%

EMERGING MARKETS CONSULTING	2,003,432	12.1%

Total over 5%	4,033,432	24.3%
Executive Officers/Directors (3)
Name	Shares Held	Percentage

Pieter A Swanepoel	300,000	1.8%

Jacob C Fölscher (7)	9,025,000	54.4%

Randall F Greene	333,333	2.0%

Total – All officers	9,658,333	58.2%

Total – All over 5% shareholders and officers	13,691,765	82.5%
We presently have
16,595,211
_common shares outstanding. Of these shares,
6,536,878
common shares are held by non-affiliates and
10,058,333
common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.
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
Based on
16,595,211
issued and outstanding shares of common stock.
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
27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Due to Related Parties
On March 24, 2021, we entered into a promissory note with our Chief Executive Officer (“CEO”) for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at February 28, 2025, the outstanding principal is $10,000 (February 29, 2024 – $10,000) and we have recognized accrued interest of $3,937 (February 29, 2024 – $2,963), which is included in due to related parties.
On September 7, 2021, we entered into a promissory note with our CEO for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at February 28, 2025, the outstanding principal is $10,000 (February 29, 2024 – $10,000) and we have recognized accrued interest of $3,479 (February 29, 2024 – $2,479) which is included in due to related parties.
On February 11, 2022, we entered into a promissory note with our CEO for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at February 28, 2025, the outstanding principal is $20,000 (February 29, 2024 – $20,000) and we have recognized accrued interest of $6,099 (February 29, 2024 – $4,099), which is included in due to related parties.
On April 14, 2021, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2025, the outstanding principal is $26,000 (February 29, 2024 – $26,000) and we have recognized accrued interest of $10,087 (February 29, 2024 – $7,487), which is included in due to related parties.
On February 11, 2022, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at February 28, 2025, the outstanding principal is $130,000 (February 29, 2024 – $130,000) and we have recognized accrued interest of $39,641 (February 29, 2024 – $26,641), which is included in due to related parties.
28

During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2025, the outstanding principal is $15,000 (February 29, 2024 – $15,000) and we have recognized accrued interest of $5,819 (February 29, 2024 – $4,319), which is included in due to related parties.
On May 2, 2022, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at February 28, 2025, the outstanding principal is $25,000 (February 29, 2024 – $25,000) and we have recognized accrued interest of $7,075 (February 29, 2024 – $4,575), which is included in due to related parties.
On September 9, 2022, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at February 28, 2025, the outstanding principal is $15,000 (February 29, 2024 – $15,000) and we have recognized accrued interest of $3,711 (February 29, 2024 – $2,211), which is included in due to related parties.
On January 31, 2025, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matured on January 31, 2027. As at February 28, 2025, the outstanding principal is $50,000 and we have recognized accrued interest of $383, which is included in due to related parties.
As at February 28, 2025, we owe a total of $600 (February 29, 2024 – $nil) to our officers for advances, which are unsecured, non-interest bearing and due on demand.
During the year ended February 28, 2025, we incurred salary expenses of $108,028 (R1,973,032) (2024 – $126,511 (R2,364,887) to our CEO.
During the year ended February 28, 2025, we incurred directors’ fees of $91,875 (2024 – $65,000) to a Director of the Company pursuant to a Director Agreement (Note 10(b)).
During the year ended February 28, 2025, we incurred directors’ fees of $4,928 (R90,000) (2024 – $nil) to a Director of the Company.
During the year ended February 28, 2025, we incurred management fees of $nil (2024 - $174,998) and director fees of $70,000 (2024 - $75,000) to the Director and former Chief Operating Officer (“COO”) of the Company pursuant to a Director and Officer Agreement (Note 10(c)).
Stock Issuances to our Founders
On October 1, 2015, we issued 9,025,000 shares to our co-founder, Wouter A. Fouche, at an aggregate value of $12,033.
Under the February 3, 2022, Share Purchase and Separation Agreement, the Company repurchased 7,125,000 of those shares and, following the September 1, 2023 amendment, acquired the remaining 2,035,000 shares.
Wouter A. Fouche is no longer a shareholder, director or in any way associated with the company.
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
Wouter Fouche has since resigned from all previous positions at the Company.
29

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
Audit fees and related accounting fees for the year ended February 29, 2025 amounted to $ __
All Other Fees
None
30

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
31

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UPAY, Inc.

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Chief Executive Officer/Chief Financial
Officer/Chief Accounting Officer
(Principal Executive Officer/Financial
Officer)
Dated: June 2, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Chief Executive Officer/Financial
Officer/Chief Accounting Officer
Principal Executive Officer/Principal
Financial Officer
Dated: June 2, 2025
By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Director
32