Form 10-Q
period 2025-05-31
UPAY
filed 2025-07-22
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 31
, 2025

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
16,595,211
shares outstanding as of July 14, 2025.

UPAY, Inc.
Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2025	February 28, 2025
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$43,621	$55,362
Accounts receivable, net of allowance	37,613	39,704
Prepaid expenses and other current assets	34,285	52,648

Total Current Assets	115,519	147,714

Property and Equipment, Net (Note 3)	14,725	15,912
Right-of-use Assets, Net (Note 4)	57,734	59,716
Deposit (Note 11)	11,207	10,807

Total Assets	$199,185	$234,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$78,658	$133,172
Due to related parties (Note 5)	90,069	80,817
Current portion of lease liabilities (Note 7)	18,554	17,077
Current portion of notes payable (Note 6)	1,643	1,635
Current portion of notes payable in default (Note 6)	50,500	50,500
Notes payable – Related parties (Note 5)	251,000	251,000

Total Current Liabilities	490,424	534,201

Non-Current Liabilities

Lease liabilities (Note 7)	39,180	42,639
Notes payable (Note 6)	76,157	76,165
Notes payable – Related parties (Note 5)	170,000	50,000

Total Liabilities	775,761	703,005

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 16,595,211 shares issued and outstanding	16,595	16,595
Common Stock Issuable	137,750	103,500
Additional Paid-in Capital	1,646,037	1,646,037
Accumulated Deficit	(2,305,237)	(2,163,251)
Accumulated Other Comprehensive Loss	(71,721)	(71,737)

Total Stockholders’ Deficit	(576,576)	(468,856)

Total Liabilities and Stockholders’ Deficit	$199,185	$234,149

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2025	2024

Revenue	$170,414	$257,249
Cost of revenue	(42,584)	(134,333)

Gross Profit	127,830	122,916

Expenses

Amortization of right-of-use assets (Note 4)	-	-
Depreciation (Note 3)	1,718	1,904
General and administrative	256,714	264,010

Total Expenses	258,432	266,914

Loss Before Other Income (Expenses) and Income Taxes	(130,602)	(143,998)

Other Income (Expenses)

Interest income	258	1,857
Interest expense	(11,642)	(8,536)

Loss Before Income Taxes	(141,986)	(150,677)

Provision for income taxes	-	-

Net Loss	(141,986)	(150,677)

Other Comprehensive Income

Foreign currency translation adjustments	16	3,027

Comprehensive Loss	$(141,970)	$(147,650)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted-average Common Shares Outstanding – Basic and Diluted	16,795,211	16,108,540

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 29, 2024	15,708,544	$15,708	$1,116,590	$313,331	$(1,623,189)	$(77,247)	$(254,807)

Common stock issuable for services	–	–	–	83,332	–	–	83,332

Net loss	–	–	–	–	(150,677)	–	(150,677)

Foreign currency translation adjustments	–	–	–	–	–	3,027	3,027

Balance – May 31, 2024	15,708,544	$15,708	$1,116,590	$396,663	$(1,773,866)	$(74,220)	$(319,125)

Balance – February 28, 2025	16,595,211	$16,595	$1,646,037	$103,500	$(2,163,251)	$(71,737)	$(468,856)

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(141,986)	–	(141,986)

Foreign currency translation adjustment	–	–	–	–	–	16	16

Balance – May 31, 2025	16,595,211	$16,595	$1,646,037	$137,750	$(2,305,237)	$(71,721)	$(576,576)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024

Cash Flows from Operating Activities

Net Loss	$(141,986)	$(150,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	34,250	83,332
Depreciation	1,718	1,904
Provision for bad debts	2,954	–

Changes in operating assets and liabilities:
Accounts receivable	(3,280)	28,332
Prepaid expenses and other current assets	18,486	(10,000)
Accounts payable and accrued liabilities	(52,089)	(384,985)
Accounts payable – related party	9,271	6,364

Net Cash Used in Operating Activities	(130,676)	(425,730)

Cash Flows from Financing Activities

Proceeds from notes payable to related parties	120,000	–

Net Cash Provided by Financing Activities	120,000	–

Effect of Exchange Rate Changes on Cash	(1,065)	14,080

Change in Cash and Cash Equivalents	(11,741)	(411,650)

Cash and Cash Equivalents - Beginning of Period	55,362	642,846

Cash and Cash Equivalents - End of Period	$43,621	$231,196

Supplemental Disclosures of Cash Flow Information:

Interest paid	$11,642	$8,536
Income taxes paid	$–	$–

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2025, have been omitted.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2025, the Company does not have sufficient revenues to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

e)	Segment Information

In accordance with the provisions of ASC 280-10,
“Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of May 31, 2025, and February 28, 2025. The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. Accordingly, all assets are considered to relate to the single operating segment and are consistent with the total assets presented on the Company’s consolidated balance sheet. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2025 Net Carrying Value	February 28, 2025 Net Carrying Value

Computer equipment	$14,560	$(13,118)	$1,442	$1,912
Computer software	206,000	(206,000)	-	5
Furniture and fixtures	10,341	(8,892)	1,449	1,548
Motor vehicle	25,470	(13,916)	11,554	12,114
Office equipment	4,443	(4,163)	280	333

Total	$260,814	$(246,089)	$14,725	$15,912

During the three months ended May 31, 2025, the Company recorded depreciation expense of $1,718 (2024 – $1,904).

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2025 Net Carrying Value	February 28, 2025 Net Carrying Value

Right-of-use building (operating lease)	$61,038	$(5,402)	$57,734	$59,716

During the three months ended May 31, 2025, the Company recorded rent expense of $5,676 (2024 - $5,268) related to Company’s right-of-use building.

5.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at May 31, 2025, the outstanding principal is $10,000 (February 28, 2025 – $10,000) and the Company has recognized accrued interest of $4,189 (February 28, 2025 – $3,937), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at May 31, 2025, the outstanding principal is $10,000 (February 28, 2025 – $10,000) and the Company has recognized accrued interest of $3,732 (February 28, 2025 – $3,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at May 31, 2025, the outstanding principal is $20,000 (February 28, 2025 – $20,000) and the Company has recognized accrued interest of $6,603 (February 29, 2024 – $6,099), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at May 31, 2025, the outstanding principal is $26,000 (February 28, 2025 – $26,000) and the Company has recognized accrued interest of $10,742 (February 28, 2025 – $10,087), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at May 31, 2025, the outstanding principal is $130,000 (February 28, 2025 – $130,000) and the Company has recognized accrued interest of $42,918 (February 28, 2025 – $39,641), which is included in due to related parties.

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at May 31, 2025, the outstanding principal is $15,000 (February 28, 2025 – $15,000) and the Company has recognized accrued interest of $6,197 (February 28, 2025 – $5,819), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at May 31, 2025, the outstanding principal is $25,000 (February 28, 2025 – $25,000) and the Company has recognized accrued interest of $7,705 (February 28, 2025 – $7,075), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at May 31, 2025, the outstanding principal is $15,000 (February 28, 2025 – $15,000) and the Company has recognized accrued interest of $4,089 (February 28, 2025 – $3,711), which is included in due to related parties.

i)
On January 31, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on January 31, 2027. As at May 31, 2025, the outstanding principal is $50,000 (February 28, 2025 - $50,000) and the Company has recognized accrued interest of $1,644 (February 28, 2025 – $383), which is included in due to related parties.

j)
On March 3, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 3, 2027. As at May 31, 2025, the outstanding principal is $50,000 and the Company has recognized accrued interest of $1,370, which is included in due to related parties.

k)
On May 9, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $29,000, which is unsecured, bears interest of 10% per annum and matures on May 9, 2027. As at May 31, 2025, the outstanding principal is $29,000 and the Company has recognized accrued interest of $175, which is included in due to related parties.

l)
On May 22, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $41,000, which is unsecured, bears interest of 10% per annum and matures on May 22, 2027. As at May 31, 2025, the outstanding principal is $41,000 and the Company has recognized accrued interest of $101, which is included in due to related parties.

m)	As at May 31, 2025, the Company owes a total of $604 (February 28, 2025 – $600) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

n)	During the three months ended May 31, 2025, the Company incurred salary expenses of $27,058 (R498,185) (2024 – $26,357 (R493,258) to the CEO of the Company.

o)	During the three months ended May 31, 2025, the Company incurred directors’ fees of $34,250 (2024 – $25,000) to a Director of the Company pursuant to a Director Agreement (Note 10(b)).

p)	During the three months ended May 31, 2025, the Company incurred directors’ fees of $815 (R15,000) (2024 – $1,202 (R22,500)) to a Director of the Company.

q)
During the three months ended May 31, 2025, the Company incurred management fees of $nil (2024 - $58,332) to the Director and former Chief Operating Officer (“COO”) of the Company pursuant to a Director and Officer Agreement (Note 10(b)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at May 31, 2025, the Company has recognized accrued interest of $12,582 (February 28, 2025 –
$
11,952), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at May 31, 2025, the Company has recognized accrued interest of $13,847 (February 28, 2025 – $13,112), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at May 31, 2025, the Company has recognized accrued interest of $9,201
(February 28,
2025 –
$8,558), which is
included in accounts payable and accrued liabilities.

7.	Lease Liabilities

On February 1, 2025, the Company entered a one-year lease with a two-year renewal option for office space in South Africa. Rental payments are due at the beginning of each month and increase at an annual escalation rate of 6%. The base monthly rental rate is $1,952 (R34,832). The interest rate underlying the obligation in the lease was 11% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of May 31, 2025:

Years ending February 28:	Building Lease (Operating Lease)

2026	$17,800
2027	25,075
2028	24,255

Net minimum lease payments	67,130
Less: amount representing interest payments	(9,396)

Present value of net minimum lease payments	57,734
Less: current portion	(18,554)

Long-term portion	$39,180

8.	Common Stock

Share transactions for the three months ended May 31, 2025:

The company accrued 50,000 shares of common stock issuable with a fair value of $34,250 pursuant to Director Agreements (Note 10(a) and Note 10(b)).

Share transactions for the three months ended May 31, 2024:

The Company accrued 83,332 shares of common stock issuable with a fair value of $83,332 pursuant to a Director Agreement (Note 10(a)) and a Director and Officer Agreement (Note 10(b)).

9.	Concentrations

The Company’s revenues were concentrated among four customers for the three months ended May 31, 2025, and two customers for the three months ended
May 31
, 2024.

Customer	Three months Ended May 31, 2025

1	25%
2	9%
3	8%
4	7%

Customer	Three months Ended May 31, 2024

1	40%
2	17%

The Company’s receivables were concentrated among two customers as at May 31, 2025, and three customers as at February 28, 2025:

Customer	May 31, 2025

1	44%
2	16%

Customer	February 28, 2025

1	27%
2	20%
3	18%

10.	Commitments and Contingencies

a)
On September 1, 2022, the Company entered into an agreement with a Director of the Company for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months.
During the year ended February 28, 2023
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

On September 1, 2024, the Company extended its agreement with the Director for a new term of 24 months, effective September 1, 2024. In consideration of services to be rendered, the Company shall pay the director 200,000 restricted shares of common stock, of which 100,000 shares will vest every 12 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,500, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $16,750, representing a fair value of 25,000 shares of common stock issuable for services rendered for the period from March 2025 to May 2025.

As at
May 31, 2025
, a total of 75,000 shares (February 28, 2025 – 50,000 shares) of common stock remain issuable to the director.

b)
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
During the year ende
d February 29, 2024, the Company recognized management fees of $233,330 and board member compensation of $100,000, representing the fair value of 333,330 shares of common stock issuable for services rendered for the period from March 2023 to February 2024. The Company did not renew the Officer Agreement and on February 26, 2025, issued 250,000 shares of common stock with a fair value of $250,000.

On March 1, 2024, the Company extended its agreement with the Director for a new term of 30 months, effective March 1, 2024. In consideration of services to be rendered, the Company shall pay the director 250,000 restricted shares of common stock, of which 100,000 shares will vest on or about September 1, 2025, with the remaining 150,000 shares vesting on or about September 1, 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $17,500 representing a fair value of 25,000 shares of common stock issuable for services rendered for the period from March 2025 to May 2025.

As at May 31, 2025, a total of 125,000 (February 28, 2025 – 100,000 shares) shares of common stock remain issuable to the officer and director.

11.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at May 31, 2025, the balance of the deposit was $11,207 (R200,000) (February 28, 2025 – $10,807 (R200,000). The deposit will remain for as long as the Company uses the facility.

12.	Subsequent Event

Management has evaluated subsequent events through the date that these financial statements were issued, and none were identified.

DESCRIPTION OF BUSINESS

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

Products and Services

South African Business Operations

Rent Pay (Pty) Ltd – ACPAS
Our South African subsidiary, Rent Pay (Pty) Ltd, offers a fully web-based client and loan administration platform, marketed under the trade name
ACPAS
. Designed for both physical branch outlets and online lenders, ACPAS seamlessly integrates traditional standalone administration platforms with payment gateways, credit bureaus, and other third-party services into a single, fully automated workflow.

Key features include:

•	Cloud-based loan origination compliant with all applicable legislation, enabling customers to grant loans, sell products, pay bills, or collect subscriptions entirely within the platform.
•	Integrated third-party services , such as registered payment gateways, credit bureau inquiries, two-way SMS communications, credit protection insurance, and decision-making engines.
•	Custom website development , delivering fully branded, ACPAS-integrated sites for our clients’ online lending portals.
•	Basic accounting and bookkeeping capabilities built into the system, reducing the need for external financial software.

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
•
Integrates seamlessly
with national and international watch-lists, the Financial Intelligence Centre (FIC) registry and major credit bureaus for instant identity verification and credit-risk profiling.

•
Offers built-in transaction monitoring
, pattern-recognition analytics, and risk-scoring algorithms to detect and alert on suspicious activity in compliance with the Financial Intelligence Centre Act (FICA).

•	Provides configurable reporting and audit-trail features that simplify regulatory reporting and support record-keeping requirements under South African AML regulations.
•	Supports API connectivity , enabling clients to embed AML GO’s compliance checks directly into their existing loan-origination, onboarding, or payments systems.

Since its founding, AML GO has empowered licensed credit providers, microlenders and digital lenders to meet their AML and Know-Your-Customer (KYC) obligations efficiently, reducing manual processes and helping to safeguard the integrity of South Africa’s financial system.

HUNTPAL (Pty) Ltd – South African Subsidiary

HUNTPAL (Pty) Ltd is the operational arm of HUNTPAL in South Africa, executing hunting trips for US groups in South Africa. The SA company will also in time also bring the same “Hunt Now–Pay Later” model to South African hunters seeking safari experiences.

Our South African entity:

•	Partners with accredited game farms and lodges , offering hunts for indigenous species such as kudu, impala, buffalo, and exotic game.
•	Provides tailored financing plans , enabling clients to spread the cost of their safari packages over interest-free installments.
•	Delivers end-to-end trip coordination , covering accommodation, professional hunters, field guides and trophy processing.
•	Promotes community and conservation , collaborating with local communities on benefit-sharing initiatives and supporting wildlife conservation projects through a percentage of each booking.

HUNTPAL (Pty) Ltd leverages deep local expertise and global marketing channels to deliver authentic African hunting adventures, backed by flexible payment options and unwavering commitment to ethical, sustainable practices.

US Business operations:

HUNTPAL LLC – U.S. Operations

HUNTPAL LLC, headquartered in the United States, operates an online “Hunt Now–Pay Later” marketplace that connects licensed hunting outfitters with US hunters. We specialize in facilitating U.S. hunters to book and finance unforgettable safari experiences in South Africa, interest-free and on flexible installment plans, but our vision extends beyond South Africa, the Rainbow Nation. Over time, HUNTPAL LLC will broaden its network of vetted outfitters and financing partnerships to encompass prime hunting destinations in the US and around the world, delivering the same seamless booking, trip-planning and “pay-later” convenience to adventurers everywhere.

Hunt Now–Pay Later Offering

•	Facilitates interest-free financing , allowing customers to reserve and pay for guided hunts, gear packages and travel arrangements in manageable installments.
•	Curates a network of vetted outfitters , ensuring compliance with all hunting regulations and offering a range of species, terrains, and experience levels.
•	Integrates travel and logistics , including lodging, transportation, and gear rentals, into a single booking workflow.
•	Provides customer support and trip planning , with dedicated Hunt Experts available to advise on licensing, bag limits and best seasons for target species.
•	Offers marketing and promotional services to our outfitter partners, leveraging digital campaigns, email marketing and targeted social media to drive bookings and repeat business.

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
ACPAS
– Automated Credit Provider Administration System. A cloud-based management platform leased monthly on Software as a Service model (SaaS). ACPAS empowers our clients to oversee their businesses, clients and lending processes with full automation and legislative compliance.
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
4. Credit Protection & Life Insurance
Acting as an appointed agent for a licensed insurer, we embed credit protection and life-insurance offerings directly into ACPAS. Our clients can upsell these policies at the point of loan origination, and we earn monthly commissions on all referrals.
5. Debit-Order Transaction Fees
Registered as a Third-Party Payment Provider (TPPP) in South Africa, we facilitate debit-order collections and charge a percentage-based fee per successful installment. This service streamlines repayment for consumers while ensuring timely remittance for our lender clients.
6. Development & Staff Services
We provide bespoke software development and dedicated administrative staffing on a monthly-service basis, enabling clients to extend or customize ACPAS functionality and handle back-office operations seamlessly.

Products & Services (AML GO)

1. Customer Due Diligence (CDD) & Enhanced Due Diligence (EDD)
A fully automated workflow for onboarding and monitoring clients, including real-time watch-list screening (PEP, sanctions, adverse media) and identity verification via integrated credit bureaus and government registries.
2. Transaction Monitoring & Alerts
Continuous analysis of banking and transaction data against configurable risk-scoring algorithms to detect and flag suspicious patterns in compliance with FICA.
3. Regulatory Reporting & Audit Trails
Pre-built, configurable reports and secure audit logs that satisfy South African AML and KYC record-keeping requirements, simplifying submissions to the Financial Intelligence Centre (FIC).
4. API & System Integration
RESTful APIs and SDKs that allow clients to embed AML GO’s compliance checks into their existing loan origination, onboarding, and payment processing systems.
5. Training & Support Services
Ongoing compliance training, documentation and help-desk support to ensure our clients maintain up-to-date AML procedures and maximize the value of the AML GO platform.

Products & Services (HUNTPAL)

1. Hunt Now–Pay Later Financing
Interest-Free Installments
: Book your hunt and spread payments over 3–12 months.
Instant Approval
: Proprietary credit-risk algorithms deliver near-instant financing decisions.
Transparent Terms
: No interest, no hidden fees.
2. Marketplace & Booking Portal
A user-friendly online platform connecting hunters to vetted outfitters in South Africa (with future expansions planned globally), featuring full trip-planning, gear rental and optional add-ons.
3. Outfitter & Ranch Partnerships
Strategic alliances with accredited game farms, ranches and guides, ensuring compliance with local regulations and ethical, conservation-minded practices.
4. Logistics & Trip Management
End-to-end coordination, including permits, firearm documentation, lodging, transfers and trophy processing, handled through our portal or by dedicated Hunt Experts.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – 3 Month Periods Ending May 31, 2025 and May 31, 2024.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to US needs
•	Whether we will develop interest in our software system in the US
•	The level of activity of credit facilities and their need for our software

2

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of ($2,305,237) at May 31, 2025. As of May 31, 2025, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

Results of Operations: For the 3 months ended May 31, 2025 and May 31, 2024

Revenues

Our revenues for the 3-month period ended May 31, 2025 and 2024 were  $170,414 and $257,249, respectively, reflecting decreased revenues of $86,835, which decrease is primarily attributable to a decrease in transactional revenue in our South African operations.

Net Loss/Profit

We had a net loss of $141,986 and a net loss of $150,677 for the 3-month ended May 31, 2025 and 2024, respectively, a decrease of net loss of $8,691, which is primarily attributable to a reduction in general and administrative expenses in our South African operations.

Operating Expenses

We incurred total operating expenses of $258,432 and $266,914, respectively, for the 3-month period ended May 31, 2025 and 2024, reflecting a $8,482 decrease for the 3 months ended May 31, 2025, which is attributable to a reduction in general and administrative expenses in our South African operations.

Liquidity and Capital Resources

We had negative working capital of $374,905 at May 31, 2025, and negative working capital of $386,487 at our fiscal year ended February 28, 2025, representing an increase of $11,582 in working capital.

Our net cash flows provided by operating activities was ($130,676) for the 3 months ended May 31, 2025 compared to ($425,730) for the 3 months ended May 31, 2024, representing a $295,054 decrease in negative cash flows provided by operating activities.

Our net cash provided by financing activities was $120,000 for the 3-month period ended May 31, 2025, compared to $0 for the three months ended May 31, 2024 reflecting a $120,000 increase in financing activities.

Off-Balance sheet arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

3

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

Date: July 22, 2025

UPAY, INC.

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

6