Form 10-Q/A
period 2025-05-31
UPAY
filed 2025-07-24
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/Amendment Number 1

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

EXPLANATORY NOTE

This Amended Form 10-Q for the quarter ended May 31, 2025, is being filed solely to correct Exhibit 31.1. The original
E
xhibit
31.1
mistakenly indicated that the certification was signed by a former officer. This amendment clarifies that the certification is signed by the current
Principal Executive Officer and Chief Executive Officer, Jaco C. Folscher.

2

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Amended)*
31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herein

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2025

UPAY, INC.

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

4