Form 10-Q
period 2025-08-31
UPAY
filed 2025-10-10
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

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
☐
  No
☒

The Company has
16,595,211
shares outstanding as of October 3, 2025.

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2025	February 28, 2025
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$35,518	$55,362
Accounts receivable, net of allowance	41,222	39,704
Prepaid expenses and other current assets	17,545	52,648

Total Current Assets	94,285	147,714

Property and Equipment, Net (Note 3)	13,893	15,912
Right-of-use Assets, Net (Note 4)	53,719	59,716
Deposit (Note 11)	11,268	10,807

Total Assets	$173,165	$234,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$79,922	$133,172
Due to related parties (Note 5)	101,069	80,817
Current portion of lease liabilities (Note 7)	19,530	17,077
Current portion of notes payable (Note 6)	1,643	1,635
Current portion of notes payable in default (Note 6)	50,500	50,500
Notes payable – Related parties (Note 5)	251,000	251,000

Total Current Liabilities	503,664	534,201

Non-Current Liabilities

Lease liabilities (Note 7)	34,189	42,639
Notes payable (Note 6)	76,157	76,165
Notes payable – Related parties (Note 5)	220,000	50,000

Total Liabilities	834,010	703,005

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 16,595,211 shares issued and outstanding	16,595	16,595
Common Stock Issuable	172,000	103,500
Additional Paid-in Capital	1,646,037	1,646,037
Accumulated Deficit	(2,422,489)	(2,163,251)
Accumulated Other Comprehensive Loss	(72,988)	(71,737)

Total Stockholders’ Deficit	(660,845)	(468,856)

Total Liabilities and Stockholders’ Deficit	$173,165	$234,149

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2025	2024	2025	2024

Revenue	$188,947	$168,071	$359,361	$425,320
Cost of revenue	(45,201)	(49,378)	(87,785)	(183,711)

Gross Profit	143,746	118,693	271,576	241,609

Expenses

Depreciation (Note 3)	1,757	1,951	3,475	3,855
General and administrative	247,260	300,946	503,974	565,956

Total Expenses	249,017	302,897	507,449	569,811

Loss Before Other Income (Expenses) and Income Taxes	(105,271)	(184,204)	(235,873)	(328,202)

Other Income (Expenses)

Interest income	1,646	914	1,904	2,771
Interest expense	(13,627)	(8,034)	(25,269)	(16,570)

Loss Before Income Taxes	(117,252)	(191,324)	(259,238)	(342,001)

Provision for income taxes	–	–	–	–

Net Loss	(117,252)	(191,324)	(259,238)	(342,001)

Other Comprehensive Income

Foreign currency translation adjustments	(1,267)	10,453	(1,251)	13,480

Comprehensive Loss	$(118,519)	$(180,871)	$(260,489)	$(328,521)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted-average Common Shares Outstanding – Basic and Diluted	16,845,211	16,467,742	16,845,211	16,329,061

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 2 9 , 2024	15,708,544	$15,708	$1,116,590	$313,331	$(1,623,189)	$(77,247)	$(254,807)

Common stock issuable for services	–	–	–	83,332	–	–	83,332
	–	–	–
Net loss	–	–	–	–	(150,677)	–	(150,677)
	–	–	–
Foreign currency translation adjustments	–	–	–	–	–	3,027	3,027

Balance – May 31, 2024	15,708,544	$15,708	$1,116,590	$396,663	$(1,773,866)	$(74,220)	$(319,125)

Common stock issuable for services	–	–	–	83,332	–	–	83,332

Common stock issued for cash	200,000	200	99,800	–	–	–	100,000

Common stock issued for Huntpal LLC acquisition	220,000	220	(220)	–	–	–	–

Net loss	–	–	–	–	(191,324)	–	(191,324)

Foreign currency translation adjustments	–	–	–	–	–	10,453	10,453

Balance – August 31, 2024	16,128,544	$16,128	$1,216,170	$479,995	$(1,965,190)	$(63,767)	$(316,664)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other C
omprehensiv
e Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2025	16,595,211	$16,595	$1,646,037	$103,500	$(2,163,251)	$(71,737)	$(468,856)

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(141,986)	–	(141,986)

Foreign currency translation adjustment	–	–	–	–	–	16	16

Balance – May 31, 2025	16,595,211	$16,595	$1,646,037	$137,750	$(2,305,237)	$(71,721)	$(576,576)

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(117,252)	–	(117,252)

Foreign currency translation adjustment	–	–	–	–	–	(1,267)	(1,267)

Balance – August 31, 2025	16,595,211	$16,595	$1,646,037	$172,000	$(2,422,489)	$(72,988)	$(660,845)

The accompanying notes are an integral part of these consolidated financial
statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended August 31, 2025	Six Months Ended August 31, 2024

Cash Flows from Operating Activities

Net Loss	$(259,238)	$(342,001)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	68,500	166,664
Depreciation	3,475	3,855
Provision for bad debts	5,473	–

Changes in operating assets and liabilities:
Accounts receivable	(5,589)	47,226
Prepaid expenses and other current assets	35,217	(10,000)
Accounts payable and accrued liabilities	(56,833)	(530,012)
Accounts payable – related party	20,227	13,212

Net Cash Used in Operating Activities	(188,768)	(651,056)

Cash Flows from Investing Activities

Purchase of fixed assets	(830)	–

Net Cash Used in Investing Activities	(830)	–

Cash Flows from Financing Activities

Proceeds from related party loan	170,000	–
Proceeds from common stock issued for cash	–	100,000

Net Cash Provided by Financing Activities	170,000	100,000

Effect of Exchange Rate Changes on Cash	(246)	30,056

Change in Cash and Cash Equivalents	(19,844)	(521,000)

Cash and Cash Equivalents - Beginning of Period	55,362	642,846

Cash and Cash Equivalents - End of Period	$35,518	$121,846

Supplemental Disclosures of Cash Flow Information:

Interest paid	$24,735	$16,570
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Common stock issued for acquisition of Huntpal LLC	$–	$147,400

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. Pursuant to a November 4, 2025 Share Exchange Agreement , the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”) in a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, Huntpal LLC (“Huntpal”), taking a 51% controlling interest in Huntpal. On June 13, 2024, the Company acquired the remaining non-controlling interest in Huntpal, increasing its ownership to 100%. On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd (“AML”), a South African entity, which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisition.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2025, the Company does not have sufficient revenues to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

e)	Segment Information

In accordance with the provisions of ASC 280-10,
“Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of August 31, 2025, and February 28, 2025. The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. Accordingly, all assets are considered to relate to the single operating segment and are consistent with the total assets presented on the Company’s consolidated balance sheet. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial state ments
and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	August 31, 2025 Net Carrying Value	February 28, 2025 Net Carrying Value
Computer equipment	$15,472	(13,698)	$1,774	$1,912
Computer software	206,000	(206,000)	–	5
Furniture and fixtures	10,397	(9,098)	1,299	1,548
Motor vehicle	25,609	(15,006)	10,603	12,114
Office equipment	4,467	(4,250)	217	333

Total	$261,945	$(248,052)	$13,893	$15,912

During the six months ended August 31, 2025, the Company recorded depreciation expense of $3,475 (2024 – $3,855). During the six months ended August 31, 2025, the Company acquired $830 (2024 - $nil) of computer equipment.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	August 31, 2025 Net Carrying Value	February 28, 2025 Net Carrying Value
Right-of-use building (operating lease)	$61,038	$(7,319)	$53,719	$59,716

During the six months ended August 31, 2025, the Company recorded rent expense of $11,562 (2024 – $10,679) related to Company’s right-of-use building.

5.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at August 31, 2025, the outstanding principal is $10,000 (February 28, 2025 – $10,000) and the Company has recognized accrued interest of $4,441 (February 28, 2025 – $3,937), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the Company’s CEO for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at August 31, 2025, the outstanding principal is $10,000 (February 28, 2025 – $10,000) and the Company has recognized accrued interest of $3,984 (February 28, 2025 – $3,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the Company’s CEO for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at August 31, 2025, the outstanding principal is $20,000 (February 28, 2025 – $20,000) and the Company has recognized accrued interest of $7,107 (February 29, 2024 – $6,099), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at August 31, 2025, the outstanding principal is $26,000 (February 28, 2025 – $26,000) and the Company has recognized accrued interest of $11,397 (February 28, 2025 – $10,087), which is included in due to related parties.

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on
February 11, 2023
. As at August 31, 2025, the outstanding principal is $130,000 (February 28, 2025 – $
130,000
) and the Company has recognized accrued interest of $46,194 (February 28, 2025 – $39,641), which is included in due to related parties.

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on
October 13, 2023
. As at August 31, 2025, the outstanding principal is $15,000 (February 28, 2025 – $
15,000
) and the Company has recognized accrued interest of $6,575 (February 28, 2025 – $
5,819
), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at August 31, 2025, the outstanding principal is $25,000 (February 28, 2025 – $
25,000
) and the Company has recognized accrued interest of $8,336 (February 28, 2025 – $
7,075
), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at August 31, 2025, the outstanding principal is $15,000 (February 28, 2025 – $
15,000
) and the Company has recognized accrued interest of $4,467 (February 28, 2025 – $
3,711
), which is included in due to related parties.

i)
On January 31, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on January 31, 2027. As at August 31, 2025, the outstanding principal is $50,000 (February 28, 2025 - $
50,000
) and the Company has recognized accrued interest of $2,904 (February 28, 2025 – $
383
), which is included in due to related parties.

j)
On March 3, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 3, 2027. As at August 31, 2025, the outstanding principal is $50,000 and the Company has recognized accrued interest of $2,479, which is included in due to related parties.

k)
On May 9, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $29,000, which is unsecured, bears interest of 10% per annum and matures on May 9, 2027. As at August 31, 2025, the outstanding principal is $29,000 and the Company has recognized accrued interest of $906, which is included in due to related parties.

l)
On May 22, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $41,000, which is unsecured, bears interest of 10% per annum and matures on May 22, 2027. As at August 31, 2025, the outstanding principal is $41,000 and the Company has recognized accrued interest of $1,135, which is included in due to related parties.

m)
On
July 23, 2025
, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on July 23, 2027. As at August 31, 2025, the outstanding principal is $50,000 and the Company has recognized accrued interest of $534, which is included in due to related parties.

n)	As at August 31, 2025, the Company owes a total of $610 (February 28, 2025 – $ 600 ) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

o)	During the six months ended August 31, 2025, the Company incurred salary expenses of $55,120 (R 996,370 ) (2024 – $57,434 (R 1,604,887 ) to the CEO of the Company.

p)	During the six months ended August 31, 2025, the Company incurred directors’ fees of $68,500 (2024 – $ 50,000 ) to a Director and COO of the Company pursuant to a Director Agreement (Note 10(b)).

q)	During the six months ended August 31, 2025, the Company incurred directors’ fees of $2,075 (R 37,500 ) (2024 – $2,437 (R 45,000 )) to a Director of the Company.

r)
During the six months ended August 31, 2025, the Company incurred management fees of $
nil
(2024 - $
116,664
) to the Director and former Chief Operating Officer (“COO”) of the Company pursuant to a Director and Officer Agreement (Note 10(b)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at August 31, 2025, the Company has recognized accrued interest of $13,212 (February 28, 2025 –
$
11,952), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $
380
per month will begin 12 months from the date of the promissory note. As at August 31, 2025, the Company has recognized accrued interest of $
14,583
(February 28, 2025 – $
13,112)
, which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at August 31, 2025, the Company has recognized accrued interest of $9,844
(February 28,
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

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2025:

Years ending February 28:	Building Lease (Operating Lease)

2026	$12,010
2027	25,212
2028	24,387

Net minimum lease payments	61,609
Less: amount representing interest payments	(7,890)

Present value of net minimum lease payments	53,719
Less: current portion	(19,530)

Long-term portion	$34,189

8.	Common Stock

Share transactions for the six months ended August 31, 2025:

The company accrued 100,000 shares of common stock issuable with a fair value of $68,500 pursuant to Director Agreements (Note 10(a) and Note 10(b)).

Share transactions for the six months ended August 31, 2024:
a)
On June 13, 2024, the Company issued 220,000 shares of common stock with a fair value of $147,400 to acquire the remaining 49% non-controlling interest in Huntpal LLC. At the date of acquisition, the carrying value of the non-controlling interest was $nil, resulting in a loss of $147,180 which was recognized against additional paid-in capital.

b)	On July 22, 2024, the Company issued 200,000 shares of common stock for proceeds of $100,000.
c)	The Company accrued 166,664 shares of common stock issuable with a fair value of $166,664 pursuant to a Director Agreement (Note 10(a)) and a Director and Officer Agreement (Note 10(b)).

9.	Concentrations

The Company’s revenues were concentrated among two customers for the six months ended August 31, 2025, and two customers for the six months ended
August 31
, 2024.

Customer	Six months Ended August 31, 2025

1	24%
2	9%

Customer	Six months Ended August 31, 2024

1	32%
2	14%

The Company’s receivables were concentrated among two customers as at August 31, 2025, and three customers as at February 28, 2025:

Customer	August 31, 2025

1	42%
2	13%

Customer	February 28, 2025

1	27%
2	20%
3	18%

10.	Commitments and Contingencies

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

On September 1, 2024, the Company extended its agreement with the Director for a new term of 24 months, effective September 1, 2024. In consideration of services to be rendered, the Company shall pay the director 200,000 restricted shares of common stock, of which 100,000 shares will vest every 12 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,500, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,500, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from March 2025 to August 2025.

As at
August 31, 2025
, a total of 100,000 shares (February 28, 2025 – 50,000 shares) of common stock remain issuable to the director.

b)
On March 1, 2023, the Company entered into agreements with a Director and Chief Operating Officer of the Company for director services and management services for a term of 12 months and 3 years, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director 100,000 restricted shares of common stock that will vest bi-monthly over the 12 months. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional 700,000 shares of common stock that will vest quarterly with 12 equal payments of 58,333 shares. During the year ended February 29, 2024, the Company recognized management fees of $233,330 and board member compensation of $100,000, representing the fair value of 333,330 shares of common stock issuable for services rendered for the period from March 2023 to February 2024. The Company did not renew the Officer Agreement and on February 26, 2025, issued 250,000 shares of common stock with a fair value of $250,000.

On March 1, 2024, the Company extended its agreement with the Director for a new term of 30 months, effective March 1, 2024. In consideration of services to be rendered, the Company shall pay the director 250,000 restricted shares of common stock, of which 100,000 shares will vest on or about September 1, 2025, with the remaining 150,000 shares vesting on or about September 1, 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $35,000 representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from March 2025 to August 2025.

As at August 31, 2025, a total of 150,000 (February 28, 2025 – 100,000 shares) shares of common stock remain issuable to the officer and director.

11.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to establish an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at August 31, 2025, the balance of the deposit was $11,268 (R200,000) (February 28, 2025 – $10,807 (R200,000). The deposit will remain for as long as the Company uses the facility.

12.	Subsequent Event

Management has evaluated subsequent events through the date that these financial statements were issued, and none were identified.

UPAY, Inc. is referred to herein as “we,” “our,” “us,” or the “Company.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations – 3 Month Periods Ending August 31, 2025 and August 31, 2024.

Reliance Upon One or a Few Customers

Concentrations

Our revenues were concentrated among two customers for the six months ended August 31, 2025, and two customers for the six months ended
August 31
, 2024.

Customer	Six months Ended August 31, 2025

1	24%
2	9%

Customer	Six months Ended August 31, 2024

1	32%
2	14%

The Company’s receivables were concentrated among two customers as at August 31, 2025, and three customers as at February 28, 2025:

Customer	August 31, 2025

1	42%
2	13%

Customer	February 28, 2025

1	27%
2	20%
3	18%

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to US needs

•	Whether we will develop interest in our software system in the US

•	The level of activity of credit facilities and their need for our software

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of ($2,422,489) at August 31, 2025. As of August 31, 2025, we do not have revenues sufficient to execute our business plan. We intend to fund operations through equity financing arrangements; however, there is no assurance that we will be successful.

2

Results of Operations: For the 3 months ended August 31, 2025 and August 31, 2024

Revenues

Our revenues for the 3-month period ended August 31, 2025 and 2024 were $188,947 and $168,071, respectively, reflecting increased revenues of $20,876. The $20,876 of increased revenues is primarily attributable to growth in our South African transactional revenue.

Net Loss/Profit

We had a net loss of $117,252 and a net loss of $191,324 for the 3-months ended August 31, 2025 and 2024, respectively, reflecting a decreased net loss of $74,072, which increased net loss is primarily attributable to a reduction in general and administrative expenses and growth in South African transactional revenue.

Expenses

We incurred total expenses of $249,017 and $302,897 respectively, for the 3-month period ended August 31, 2025 and 2024, reflecting decreased expenses of $53,880, which is primarily attributable to a decrease in general and administrative expenses.

Results of Operations: For the 6 months ended August 31, 2025 and August 31, 2024

Revenues

Our revenues for the 6-month period ended August 31, 2025 and 2024 were $359,361 and $425,320, respectively, reflecting decreased revenues of $65,959. The decreased revenues of $65,959 is primarily attributable to a reduction in transactional revenue in our South African business, in the first three months of the period.

Net Loss/Profit

We had a net loss of $259,238 and a net loss of $342,001 for the 6-months ended August 31, 2025 and 2024 , respectively, reflecting a decrease net loss of $82,763, which decreased net loss is primarily attributable to a reduction in general and administrative expenses in the period.

Expenses

We incurred total expenses of $507,449 and $569,811, respectively, for the 6-month period ended August 31, 2025 and 2024, reflecting decreased total expenses of $62,362, which is primarily attributable to a decrease in general and administrative expenses.

Liquidity and Capital Resources

We had working capital of ($409,379) on August 31, 2025 and working capital of ($386,487) at our fiscal year end of February 28, 2025, representing decreased working capital of $22,892.

Our net cash used in operating activities was ($188,768) and ($651,056) for the 6 months ended August 31, 2025 and 2024 reflecting decreased net cash used in operating activities of $462,288.

Our net cash used in investing activities were ($830) and ($0), respectively, for the 6 months ended August 31, 2025 and 2024, reflecting decreased net cash used in investing activities of $830.

Our net cash provided by financing activities was $170,000 and $100,000 for the 6-month period ended August 31, 2025 and 2024, respectively, reflecting increased net cash provided by financing activities of $70,000.

3

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

Date: October
10
, 2025

UPAY, INC.

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Executive Officer
(Principal Executive Officer & Chief
Executive Officer)

By:	/s/ Jaco C. Folscher
Jaco C. Folscher
Chief Financial Officer
(Chief Financial Officer/Chief
Accounting Officer)

6