Form 10-Q
period 2025-11-30
UPAY
filed 2026-01-12
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
November 30
,
2025

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
☐
  No
☒

The Company has 17,495,211 common shares outstanding as of January 13, 2026

2

UPAY, Inc.
C
onsolidated Financial Statements
(
unaudited
)

UPAY, INC.
C
o
nsolidated Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2025	February 28, 2025
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$67,418	$55,362
Accounts receivable, net of allowance	57,165	39,704
Prepaid expenses and other current assets	12,029	52,648

Total Current Assets	136,612	147,714

Property and Equipment, Net (Note 3)	12,630	15,912
Right-of-use Assets, Net (Note 4)	50,950	59,716
Deposit (Note 11)	11,653	10,807

Total Assets	$211,845	$234,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$101,512	$133,172
Due to related parties (Note 5)	52,434	80,817
Current portion of lease liabilities (Note 7)	21,125	17,077
Current portion of notes payable (Note 6)	15,322	1,635
Current portion of notes payable in default (Note 6)	50,500	50,500
Notes Payable – Related parties (Note 5)	95,000	251,000

Total Current Liabilities	335,893	534,201

Non-Current Liabilities

Lease Liabilities (Note 7)	29,825	42,639
Notes Payable (Note 6)	62,478	76,165
Notes Payable – Related Parties (Note 5)	270,000	50,000

Total Liabilities	698,196	703,005

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,495,211 and 16,595,211 shares issued and outstanding	17,395	16,595
Common Stock Issuable	206,250	103,500
Additional Paid-in Capital	2,815,237	1,646,037
Accumulated Deficit	(3,454,612)	(2,163,251)
Accumulated Other Comprehensive Loss	(70,621)	(71,737)

Total Stockholders ’ Deficit	(486,351)	(468,856)

Total Liabilities and Stockholders ’ Deficit	$211,845	$234,149

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024

Revenue	$184,587	$150,366	$543,948	$575,686
Cost of revenue	(54,544)	(44,399)	(142,329)	(228,110)

Gross Profit	130,043	105,967	401,619	347,576

Expenses

Depreciation (Note 3)	1,722	1,961	5,197	5,816
General and administrative	241,711	254,827	745,685	820,783

Total Expenses	243,433	256,788	750,882	826,599

Loss Before Other Income (Expenses) and Income Taxes	(113,390)	(150,821)	(349,263)	(479,023)

Other Income (Expenses)

Interest income	(1,007)	287	897	3,058
Interest expense	(13,326)	(8,650)	(38,595)	(25,220)
Loss on settlement of debt	(904,400)	–	(904,400)	–

Loss Before Income Taxes	(1,032,123)	(159,184)	(1,291,361)	(501,185)

Provision for income taxes	–	–	–	–

Net Loss	(1,032,123)	(159,184)	(1,291,361)	(501,185)

Other Comprehensive Income

Foreign currency translation adjustments	2,367	(7,049)	1,116	6,431

Comprehensive Loss	$(1,029,756)	$(166,233)	$(1,290,245)	$(494,754)

Net Loss Per Share – Basic and Diluted	$(0.06)	$(0.01)	$(0.08)	$(0.03)

Weighted-average Common Shares Outstanding – Basic and Diluted	17,120,486	16,740,856	16,969,756	16,504,190

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
financial statements.

UPAY, Inc.
C
onsolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2025	16,595,211	$16,595	$1,646,037	$103,500	$(2,163,251)	$(71,737)	$(468,856)

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(141,986)	–	(141,986)

Foreign currency translation adjustment	–	–	–	–	–	16	16

Balance – May 31, 2025	16,595,211	$16,595	$1,646,037	$137,750	$(2,305,237)	$(71,721)	$(576,576)

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(117,252)	–	(117,252)

Foreign currency translation adjustment	–	–	–	–	–	(1,267)	(1,267)

Balance – August 31, 2025	16,595,211	$16,595	$1,646,037	$172,000	$(2,422,489)	$(72,988)	$(660,845)

Common stock issued for cash	100,000	–	50,000	–	–	–	50,000

Common stock issued for settlement of debt	800,000	800	1,119,200	–	–	–	1,120,000

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(1,032,123)	–	(1,032,123)

Foreign currency translation adjustment	–	–	–	–	–	2,367	2,367

Balance – November 30, 2025	17,495,211	17,395	2,815,237	206,250	(3,454,612)	(70,621)	(486,351)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024

Cash Flows from Operating Activities

Net Loss	$(1,291,361)	$(501,185)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	102,750	236,163
Depreciation	5,197	5,816
Provision for bad debts	13,944	–
Loss on settlement of debt	904,400	–

Changes in operating assets and liabilities:
Accounts receivable	(28,069)	42,729
Prepaid expenses and other current assets	40,821	(10,000)
Accounts payable and accrued liabilities	(38,228)	(534,638)
Accounts payable – related party	31,171	19,478

Net Cash Used in Operating Activities	(259,375)	(741,637)

Cash Flows from Investing Activities

Purchase of fixed assets	(842)	–

Net Cash Used in Financing Activities	(842)	–

Cash Flows from Financing Activities

Proceeds from related party loan	220,000	–
Proceeds from common stock issued for cash	50,000	100,000

Net Cash Provided by Financing Activities	270,000	100,000

Effect of Exchange Rate Changes on Cash	2,273	30,726

Change in Cash and Cash Equivalents	12,056	(610,911)

Cash and Cash Equivalents - Beginning of Period	55,362	642,846

Cash and Cash Equivalents - End of Period	$67,418	$31,935

Supplemental Disclosures of Cash Flow Information:

Interest paid	$38,595	$25,220
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Common stock issued for acquisition of Huntpal LLC	$–	$147,400
Common stock issued for debt settlement	$215,600	$–

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. Pursuant to a November 4, 2025 Share Exchange Agreement , the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”) in a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, Huntpal LLC (“Huntpal”), taking a 51% controlling interest in Huntpal. On June 13, 2024, the Company acquired the remaining non-controlling interest in Huntpal, increasing its ownership to 100%. On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd (“AML”), a South African entity, which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisiti
on.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2025, the Company does not have sufficient revenues to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

e)	Segment Information

In accordance with the provisions of ASC 280-10,
“Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of November 30, 2025, and February 28, 2025. The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. Accordingly, all assets are considered to relate to the single operating segment and are consistent with the total assets presented on the Company’s consolidated balance sheet. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

f)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	November 30, 2025 Net Carrying Value	February 28, 2025 Net Carrying Value

Computer equipment	$15,921	$14,549	$1,372	$1,912
Computer software	206,000	206,000	–	5
Furniture and fixtures	10,752	9,573	1,179	1,548
Motor vehicle	26,483	16,567	9,916	12,114
Office equipment	4,616	4,453	163	333

Total	$263,772	$251,142	$12,630	$15,912

During the nine months ended November 30, 2025, the Company recorded depreciation expense of $
5,197
(2024 – $
5,816
). During the nine months ended November 30, 2025, the Company acquired $842 (2024 - $
nil
) of computer equipment.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	November 30, 2025 Net Carrying Value	February 28, 2025 Net Carrying Value

Right-of-use building (operating lease)	$61,038	$10,088	$50,950	$59,716

During the nine months ended November 30, 2025, the Company recorded rent expense of $17,599 (2024 – $
16,253
) related to Company’s right-of-use building.

5.	Due to Related Parties

a)
On March 24, 2021,
the
Company entered into a promissory note with the Chief Executive Officer (“CEO”) of the Company for $
10,000
, which is unsecured, bears interest of
10
% per annum and matured on
March 24, 2022
. As at November 30, 2025, the outstanding principal is $
10,000
(February 28, 2025 – $
10,000
) and the Company has recognized accrued interest of $
4,690
(February 28, 2025 – $
3,937
), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the Company’s CEO for $
10,000
, which is unsecured, bears interest of
10
% per annum and matured on
March 7, 2022
. As at November 30, 2025, the outstanding principal is $
10,000
(February 28, 2025 – $
10,000
) and the Company has recognized accrued interest of $
4,233
(February 28, 2025 – $3,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the Company’s CEO for $
20,000
, which is unsecured, bears interest of
10
% per annum and matured on
February 11, 2023
. As at November 30, 2025, the outstanding principal is $
20,000
(February 28, 2025 – $
20,000
) and the Company has recognized accrued interest of $
7,605
(February 29, 2024 – $
6,099
), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
26,000
, which is unsecured, bears interest of
10
% per annum and matured on October 13, 2023. As at November 30, 2025, the outstanding principal is $
nil
(February 28, 2025 – $
26,000
) and the Company has recognized accrued interest of $
nil
(February 28, 2025 – $
10,087
), which is included in due to related parties. On October 17, 2025, the Company issued 140,007 shares of common stock with a fair value of $196,010 to settle the outstanding principal of $26,000 and accrued interest of $11,732, resulting in a loss on settlement of debt of $158,278 (Note 8(b)).

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
130,000
, which is unsecured, bears interest of
10
% per annum and matures on
February 11, 2023
. As at November 30, the outstanding principal is $
nil
(February 28, 2025 – $
130,000
) and the Company has recognized accrued interest of $
nil
(February 28, 2025 – $
39,641
), which is included in due to related parties. On October 17, 2025, the Company issued 659,993 shares of common stock with a fair value of $923,990 to settle the outstanding principal of $130,000 and accrued interest of $47,868, resulting in a loss on settlement of debt of $746,122 (Note 8(b)).

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $
15,000
, which is unsecured, bears interest of
10
% per annum and matured on
October 13, 2023
. As at November 30, 2025, the outstanding principal is $
15,000
(February 28, 2025 – $
15,000
) and the Company has recognized accrued interest of $
6,949
(February 28, 2025 – $
5,819
), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
25,000
, which is unsecured, bears interest of
10
% per annum and matured on
March 2, 2023
. As at November 30, 2025, the outstanding principal is $
25,000
(February 28, 2025 – $
25,000
) and the Company has recognized accrued interest of $
8,959
(February 28, 2025 – $
7,075
), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
15,000
, which is unsecured, bears interest of
10
% per annum and matured on September 9, 2023. As at November 30, 2025, the outstanding principal is $
15,000
(February 28, 2025 – $
15,000
) and the Company has recognized accrued interest of $
4,841
(February 28, 2025 – $
3,711
), which is included in due to related parties.

i)
On January 31, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
50,000
, which is unsecured, bears interest of
10
% per annum and matures on
January 31, 2027
. As at November 30, 2025, the outstanding principal is $
50,000
(February 28, 2025 - $
50,000
) and the Company has recognized accrued interest of $
4,151
(February 28, 2025 – $
383
), which is included in due to related parties.

j)
On March 3, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
50,000
, which is unsecured, bears interest of
10
% per annum and matures on
March 3, 2027
. As at November 30, 2025, the outstanding principal is $
50,000
and the Company has recognized accrued interest of $
3,726
, which is included in due to related parties.

k)
On May 9, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
29,000
, which is unsecured, bears interest of
10
% per annum and matures on
May 9, 2027
. As at November 30, 2025, the outstanding principal is $
29,000
and the Company has recognized accrued interest of $
1,629
, which is included in due to related parties.

l)
On May 22, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
41,000
, which is unsecured, bears interest of
10
% per annum and matures on
May 22, 2027
. As at November 30, 2025, the outstanding principal is $
41,000
and the Company has recognized accrued interest of $
2,157
, which is included in due to related parties.

m)
On July 23, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
50,000
, which is unsecured, bears interest of
10
% per annum and matures on
July 23, 2027
. As at November 30, 2025, the outstanding principal is $
50,000
and the Company has recognized accrued interest of $
1,781
, which is included in due to related parties.

n)
On September 12, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
50,000
, which is unsecured, bears interest of
10
% per annum and matures on September 12, 2027. As at November 30, 2025, the outstanding principal is $
50,000
and the Company has recognized accrued interest of $
1,082
, which is included in due to related parties.

o)	As at November 30, 2025, the Company owes a total of $ 631 (February 28, 2025 – $ 600 ) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

p)	During the nine months ended November 30, 2025, the Company incurred salary expenses of $ 83,901 (R 1,494,556 ) (2024 – $ 81,332 (R 1,479,774 )) to the CEO of the Company.

q)	During the nine months ended November 30, 2025, the Company incurred directors’ fees of $ 102,750 (2024 – $ 50,000 ) to a Director and COO of the Company pursuant to a Director Agreement (Note 10(b)).

r)	During the nine months ended November 30, 2025, the Company incurred directors’ fees of $ 3,368 (R 60,000 ) (2024 – $ 3,297 (R 60,000 )) to a Director of the Company.

s)
During the nine months ended November 30, 2025, the Company incurred management fees of $
nil
(2024 - $174,996) to the Director and former Chief Operating Officer (“COO”) of the Company pursuant to a Director and Officer Agreement (Note 10(b)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $
25,000
, which is unsecured, bears interest of
10
% per annum and matured on May 20, 2023. As at November 30, 2025, the Company has recognized accrued interest of $
13,836
(February 28, 2025 –
$
11,952
), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $
77,800
, which is secured by the assets of the Company, bears interest of
3.75
% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $
380
per month will begin 12 months from the date of the promissory note. As at November 30, 2025, the Company has recognized accrued interest of $
15,310
(February 28, 2025 – $
13,112
), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $
25,500
, which is unsecured, bears interest of
10
% per annum and matured on
October 13, 2023
. As at November 30, 2025, the Company has recognized accrued interest of $
10,479
(February 28,
2025 –
$
8,558
), which is
included in accounts payable and accrued liabilities.

7.	Lease Liabilities

On February 1, 2025, the Company entered a
one-year
lease with a
two-year
renewal option for office space in South Africa. Rental payments are due at the beginning of each month and increase at an annual escalation rate of
6
%. The base monthly rental rate is $
1,907
(R34,832). The interest rate underlying the obligation in the lease was
11
% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of November 30, 2025:

Years ending February 28:	Building Lease (Operating Lease)

2026	$6,332
2027	26,072
2028	25,220

Net minimum lease payments	57,624
Less: amount representing interest payments	(6,674)

Present value of net minimum lease payments	50,950
Less: current portion	(21,125)

Long-term portion	$29,825

8.	Common Stock

Share transactions for the nine months ended November 30, 2025:
a)	On October 8, 2025, the Company issued 100,000 shares of common stock for proceeds of $ 50,000 .
b)
On November 11, 2025, the Company issued 800,000 shares of common stock with a fair value of $1,120,000 to settle notes payable to related parties and accrued interest totaling $215,600, resulting in a loss on settlement of debt of $904,400.

c)	During the nine months ended November 30, 2025, the Company accrued 150,000 shares of common stock issuable with a fair value of $ 102,750 pursuant to Director Agreements (Note 10(a) and Note 10(b)).

Share transactions for the nine months ended November 30, 2024:
a)
On June 13, 2024, the Company issued
220,000
shares of common stock with a fair value of $
147,400
to acquire the remaining
49
% non-controlling interest in Huntpal LLC. At the date of acquisition, the carrying value of the non-controlling interest was $
nil
, resulting in a loss of $
147,180
which was recognized against additional paid-in capital.

b)	On July 22, 2024, the Company issued 200,000 shares of common stock for proceeds of $ 100,000 .
c)
On September 6, 2024, the Company issued 100,000 shares of common stock with a fair value of $67,000 for legal services, which vested on September 6, 2025. The fair value of the shares of common stock will be amortized over the 12-month vesting period. The issuance is also subject to a 5-year service condition, for which the shares of common stock will be clawed back on a pro-rated basis for any portion of the service term not provided.

d)
During the nine months ended November 30, 2024, the Company accrued $50,000 of common stock issuable for 50,000 common stock pursuant to a Director Agreement (Note 10(a)) and $174,996 of common stock issuable for 174,996 shares of common stock pursuant to an Officer Agreement (Note 10(b)).

9.	Concentrations

The Company’s revenues were concentrated among two customers for the nine months ended
November 30
, 2025, and for the nine months ended
November 30
, 2024.

Customer	Nine months ended November 30, 2025

1	25%
2	9%

Customer	Nine months ended November 30, 2024

1	30%
2	11%

The Company’s receivables were concentrated among three customers as at
November 30
, 2025, and February 28, 2025:

Customer	November 30, 2025

1	30%
2	10%
3	10%

Customer	February 28, 2025

1	27%
2	20%
3	18%

10.	Commitments and Contingencies

a)
On September 1, 2022, the Company entered into an agreement with a Director of the Company for a term of 12 months. In consideration for the services to be provided, the Company agreed to pay the Director
100,000
restricted shares of common stock that will vest bi-monthly over the
12 months
. During the year ended February 28, 2023, the Company recognized board member compensation of $
40,000
, representing the fair value of
50,000
shares of common stock issuable for services rendered for the period from September 2022 to February 2023.  During the year ended February 28, 2023, the Company issued
33,333
of the
50,000
shares issuable, leaving a balance of
16,667
shares still issuable at February 28, 2023. During the year ended
February 29, 2024
, the Company recognized board member compensation of $
40,000
, representing the fair value of
50,000
shares of common stock issuable for services rendered for the period from March 2023 to August 2023. During the year ended
February 29, 2024
, another
50,000
shares were issued.

On August 16, 2023, the Company extended its agreement with the Director for a new term of 12 months, effective September 1, 2023. In consideration of services to be rendered, the Company shall pay the director
100,000
restricted shares of common stock, of which
50,000
shares will vest every
6 months
over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $
50,000
, representing a fair value of
50,000
shares of common stock issuable for services rendered for the period from March 2024 to August 2024. On February 26, 2025, the Company issued the
50,000
shares of common stock issuable.

On September 1, 2024, the Company extended its agreement with the Director for a new term of 24 months, effective September 1, 2024. In consideration of services to be rendered, the Company shall pay the director
200,000
restricted shares of common stock, of which
100,000
shares will vest every
12 months
over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $
33,500
, representing a fair value of
50,000
shares of common stock issuable for services rendered for the period from September 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $
50,250
, representing a fair value of
75,000
shares of common stock issuable for services rendered for the period from March 2025 to November 2025.

As at
November 30, 2025
, a total of
125,000
shares (February 28, 2025 –
50,000
shares) of common stock remain issuable to the director.

b)
On March 1, 2023, the Company entered into agreements with a Director and Chief Operating Officer of the Company for director services and management services for a term of
12 months
and
3 years
, respectively. In consideration for the services to be provided as a director, the Company agreed to pay the Officer and Director
100,000
restricted shares of common stock that will vest bi-monthly over the
12 months
. In consideration for the services to be provided as the COO, the Company also agreed to pay the Officer and Director an additional
700,000
shares of common stock that will vest quarterly with 12 equal payments of
58,333
shares. During the year ended February 29, 2024, the Company recognized management fees of $
233,330
and board member compensation of $
100,000
, representing the fair value of
333,330
shares of common stock issuable for services rendered for the period from March 2023 to February 2024. The Company did not renew the Officer Agreement and on February 26, 2025, issued
250,000
shares of common stock with a fair value of $
250,000
.

On March 1, 2024, the Company extended its agreement with the Director for a new term of 30 months, effective March 1, 2024. In consideration of services to be rendered, the Company shall pay the director
250,000
restricted shares of common stock, of which
100,000
shares will vest on or about September 1, 2025, with the remaining
150,000
shares vesting on or about September 1, 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $
70,000
representing a fair value of
100,000
shares of common stock issuable for services rendered for the period from March 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $
52,500
representing a fair value of
93,750
shares of common stock issuable for services rendered for the period from March 2025 to November 2025.

As at
November 30
, 2025, a total of
175,000
(February 28, 2025 –
100,000
shares) shares of common stock remain issuable to the officer and director.

11.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to establish an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at November 30, 2025, the balance of the deposit was $
11,653
(R
200,000
) (February 28, 2025 – $
10,807
(R
200,000
)). The deposit will remain for as long as the Company uses the facility.

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

3

Results of Operations: For the 3 months ended November 30, 2025 and November 30, 2024

Revenues

Our revenues for the 3-month period ended November 30, 2025 and 2024 were $184,587 and $150,366, respectively, reflecting an increase in revenues of $34,221, which increased revenues are primarily attributable to an increase in transactional revenue in our South African operations.

Net Loss

We had net losses of $1,032,123and $159,184 for the 3-months ended November 30, 2025 and November 30, 2024, respectively, reflecting an increased net loss of ($872,939), which is primarily attributable to a loss on settlement of debt.

Expenses

We incurred total expenses of $243,433 and $256,788, respectively, for the 3-month period ended November 30, 2025 and 2024, reflecting decreased expenses of ($13,355), which is primarily attributable to a decrease in general and administrative expenses in our South African operations.

Results of Operations: For the 9 months ended November 30, 2025 and November 30, 2024

Revenues

Our revenues for the 9-month period ended November 30, 2025 and 2024 were $543,948 and $575,686, respectively, reflecting decreased revenues of ($31,738), which is primarily attributable to a decrease in transactional revenue in our South African operations for the period.

Net Loss

We had net losses of $1,291,361 and $501,185 for the 9-months ended November 30, 2025 and 2024, respectively, reflecting increased net loss of $790,176, which is primarily attributable to a loss in settlement of debt.

Expenses

We incurred total expenses of $750,882 and $826,599, respectively, for the 9-month period ended November 30, 2025 and 2024, reflecting decreased total expenses of ($75,717), which is primarily attributable to a reduction in general and administrational expenses in our South African operations.

Liquidity and Capital Resources

Working Capital

We had negative working capital of ($199,281) at November 30, 2025 and negative working capital of ($386,487) for our year end at February 28, 2025 , representing a decreased deficit of $187,206.

Cash Flows

Our net cash used in operating activities was ($259,375) and ($741,637) for the 9 months ended November 30, 2025 and 2024, respectively, reflecting decreased net cash used in operating activities of $482,262.

Our net cash used in investing activities was ($842) and $0, respectively, for the 9 months ended November 30, 2025 and 2024 , reflecting increased net cash used in investing activities of ($842).

Our net cash provided by financing activities was $270,000 and $100,000 for the 9-month period ended November 30, 2025 and 2024, respectively, reflecting increased net cash of $170,000 provided by financing activities.

Off-Balance sheet arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

4

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2025, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of November 30, 2025, we did not maintain effective controls over our control environment.  Specifically, we have not developed and effectively communicated to our employees our accounting policies  and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently  have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect
across  the organization, management has determined that these circumstances constitute a material weakness

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
12

, 2026

UPAY, INC.

By:
/s/ Jacob C. Folscher
Jacob C. Folscher
Chief Executive Officer / Chief Financial Officer
/Chief Accounting Officer)

7