Form 10-K
period 2026-02-28
UPAY
filed 2026-06-02
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2026

or

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
☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of May __,
2026 ($0.__)
per share), the last business day of the registrant’s most recently complete second fiscal quarter was $11,616,648

As of
June
2
, 2026, there were 17,615,211

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

Consumer Lending and Credit Management Industry - United States

The consumer lending and alternative financial services industry in the United States represents a significant market segment that includes payday lending, installment lending, check cashing, and other short-term consumer finance products. According to IBISWorld, the U.S. check-cashing and payday-loan services industry generated approximately $21.4 billion in revenue during 2023, reflecting continued consumer demand for short-term and alternative credit products and related financial services.

While the Company is not currently engaged in consumer lending operations within the United States, it believes the U.S. consumer finance and credit management market may present future opportunities for expansion of its software platforms, technology solutions, and related financial services offerings. The Company currently conducts its principal lending software and credit management operations in South Africa through its ACPAS loan management software platform.

Source:
IBISWorld – Check Cashing & Payday Loan Services Industry Report (2023)
https://www.ibisworld.com/united-states/market-size/check-cashing-payday-loan-services/5408/

Financial Compliance and AML Software Industry
United States

The financial compliance and anti-money laundering (“AML”) software industry in the United States continues to experience significant growth driven by increasing regulatory oversight, financial crime prevention requirements, digital banking expansion, and enhanced customer due diligence obligations imposed on financial institutions and other regulated entities.

According to Fortune Business Insights, the global AML software market was valued at several billion dollars in 2023 and is expected to continue growing as financial institutions, fintech companies, lenders, and regulated businesses increasingly adopt automated compliance, transaction monitoring, sanctions screening, and know-your-customer (“KYC”) technologies to address evolving regulatory requirements and fraud risks.
(Source: Fortune Business Insights – https://www.fortunebusinessinsights.com/anti-money-laundering-market-102904)

The Company believes the U.S. regulatory compliance market may present future growth opportunities for its AML GO compliance platform. The Company is currently evaluating potential expansion opportunities into the United States market and anticipates launching certain AML and compliance-related services in the United States within the next six months, although no assurances can be given regarding the timing or success of such expansion efforts.

In the United States, financial institutions and regulated businesses are subject to various federal anti-money laundering laws and regulations, including the Bank Secrecy Act (“BSA”), the USA PATRIOT Act, and oversight from agencies such as the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury.
(Sources: Financial Crimes Enforcement Network –
https://www.fincen.gov/
; U.S. Department of the Treasury –
https://home.treasury.gov/
)

3

Outdoor Recreation and Hunting Marketplace Industry
United States

The outdoor recreation and hunting industry in the United States represents a significant segment of the broader travel, sporting, and outdoor recreation markets. According to the U.S. Fish & Wildlife Service’s National Survey of Fishing, Hunting, and Wildlife-Associated Recreation, millions of Americans participate annually in hunting and wildlife-related recreational activities, contributing billions of dollars in economic activity through travel, lodging, guide services, equipment purchases, licensing fees, and conservation programs.
(Source: U.S. Fish & Wildlife Service –
https://www.fws.gov/program/national-survey-fishing-hunting-and-wildlife-associated-recreation
)

According to the Outdoor Industry Association and the U.S. Bureau of Economic Analysis Outdoor Recreation Satellite Account, the U.S. outdoor recreation economy generated approximately $1.1 trillion in economic output in recent years, while hunting-related activities contributed tens of billions of dollars annually to the U.S. economy through equipment sales, travel expenditures, outfitter services, and tourism-related spending.
(Sources: Outdoor Industry Association –
https://outdoorindustry.org/
; U.S. Bureau of Economic Analysis –
https://www.bea.gov/data/special-topics/outdoor-recreation
). The increasing use of digital platforms and online marketplaces has contributed to growth in the outdoor recreation sector, as consumers increasingly utilize online services to research, compare, and book guided hunting experiences, outdoor travel packages, and related recreational activities.

The Company believes that HUNTPAL may benefit from continued growth in online outdoor marketplaces and increasing consumer interest in destination hunting experiences, including opportunities connecting U.S.-based hunters with outfitters and guides operating in South Africa and other international destinations. The Company plans to continue expanding HUNTPAL’s digital marketing, outfitter partnerships, and online platform capabilities to support future growth opportunities within the outdoor recreation and hunting marketplace industry.

The Company also offers “Hunt Now – Pay Later” payment solutions through the HUNTPAL platform, which are designed to assist qualified consumers with financing hunting and outdoor travel experiences through installment-based payment arrangements. The Company believes that flexible payment options may improve accessibility to destination hunting experiences and support increased participation within the hunting tourism industry.

The Company believes the integration of financing solutions with digital marketplace services may provide HUNTPAL with a differentiated service offering by providing consumers with additional flexibility when booking guided hunting experiences and related outdoor travel services.

Information regarding South African hunting tourism and outfitter activities is derived from publicly available industry sources, including South African Tourism, the Professional Hunters’ Association of South Africa (“PHASA”), and the South African Hunters and Game Conservation Association (“SAHGCA”).
(
Sources:
https://www.southafrica.net/ ; https://www.phasa.co.za/ ; https://sahunters.co.za/
)

Consumer Lending and Credit Management Industry - South Africa

South Africa has a well-developed and highly regulated consumer credit industry governed primarily by the National Credit Act (“NCA”) and regulated by the National Credit Regulator (“NCR”). The South African consumer lending market includes unsecured lending, short-term credit, retail credit, secured lending, and installment-based financing products offered by banks, microfinance institutions, retailers, and independent credit providers.
(Source: National Credit Regulator –
https://www.ncr.org.za/
).

According to the National Credit Regulator’s Consumer Credit Market Report for Q4 2024, the total value of new credit granted in South Africa increased to approximately R158.70 billion for the quarter ended December 2024. During the same period, unsecured credit agreements totaled approximately R26.83 billion, while short-term credit agreements totaled approximately R3.58 billion, reflecting continued consumer demand for credit products and related financial services in South Africa.
(Source: National Credit Regulator Consumer Credit Market Report Q4 2024 –
https://www.ncr.org.za/documents/CCMR/CCMR_Q4%202024.pdf
)

4

The Company currently conducts its principal loan management software operations in South Africa through its ACPAS loan management software platform, which provides credit management, loan administration, collections management, debit order processing, payment facilitation, and regulatory compliance solutions to credit providers, retailers, and professional service businesses.

The Company has also recently deployed its Business-to-Business (“B2B”) lending solution designed to support commercial and business financing activities within the South African market. The Company believes the B2B lending and commercial finance sector may present additional growth opportunities for its software platforms and related financial technology services.

The Company believes that increasing regulatory compliance requirements, digital payment adoption, and demand for automated credit management systems may continue to support growth opportunities within the South African lending and financial technology sectors. In addition, increasing consumer participation in credit markets and continued growth in digital financial services may further support demand for the Company’s software platforms and related services.

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
5

Recent Developments

•
June 5, 2024:
The Company acquired full ownership of HUNTPAL LLC (
www.huntpal.net
), consolidating its U.S. subsidiary under the UPAY corporate structure and expanding the Company’s digital marketplace operations within the outdoor recreation and hunting tourism industries. HUNTPAL offers online booking and “Hunt Now – Pay Later” installment-based payment solutions for qualified customers booking hunting and outdoor travel experiences in Africa.

•
June 20, 2024:
The Company completed the acquisition of a controlling interest in AML GO (Pty) Ltd (“AML GO”), a South African compliance software provider offering anti-money laundering (“AML”), know-your-customer (“KYC”), sanctions screening, politically exposed persons (“PEP”) screening, and transaction monitoring solutions, strengthening the Company’s regulatory compliance and fintech service offerings in Southern Africa.  PEP screening is a critical compliance check used by financial institutions, crypto exchanges, and legal entities to identify customers who hold prominent public positions. By comparing client data against global databases, organizations assess the heightened risk of bribery, money laundering, and corruption associated with these individuals.

•
October 29, 2024:
AML GO (
www.amlgo.co.za
) launched its next-generation web-based AML screening and compliance portal featuring automated entity verification, sanctions screening, PEP screening, and API integration capabilities designed to support financial institutions, lenders, and accountable institutions with their compliance and onboarding requirements.

•
February 1, 2025:
Rent Pay (Pty) Ltd, operating through the ACPAS platform (
www.acpas.co.za
), entered into a one-year lease agreement with two one-year renewal options for approximately 2,905 square feet of office space located in Centurion, South Africa, consisting of administration offices, collaborative workspaces, and boardroom facilities to support the Company’s continued operational growth.

•
March 18, 2025:
AML GO participated in the Crypto Assets Regulation & Compliance Conference held in Johannesburg, South Africa, where the Company engaged with industry participants and compliance professionals regarding evolving anti-money laundering and digital asset regulatory requirements.

•
March 25, 2025:
ACPAS sponsored the MFSA #101 Compliance Workshop held at the Radisson Hotel & Convention Centre Johannesburg, where industry participants discussed regulatory developments, compliance requirements, and best practices within the South African microfinance industry.

•
April 22, 2025:
AML GO accelerated market penetration by onboarding more than 30 additional financial institution and business clients across South Africa over a two-week period, reflecting increased demand for the Company’s AML and compliance software solutions.

•
April 29, 2025:
AML GO showcased its compliance and anti-money laundering solutions during the MicroFinance South Africa (“MFSA”) Virtual Workshop focused on Financial Intelligence Centre Act (“FICA”) compliance. The workshop included participation from compliance officers, financial institutions, and representatives of the Financial Intelligence Centre (“FIC”).

•
May 2025:
The Company deployed its Business-to-Business (“B2B”) lending solution through the ACPAS platform, expanding its software offerings into the commercial and business finance sector within South Africa. The B2B platform is designed to support loan origination, account management, collections, payment processing, and compliance management for commercial lending activities.

•
June 9, 2025:
ACPAS entered into a service level agreement to provide device financing software and payment processing solutions for a South African retail network supporting financing solutions for a major U.S. technology brand across multiple retail locations. The deployment includes loan origination, onboarding, account servicing, and integrated AML compliance solutions through AML GO.

•
July 22, 2025:
ACPAS entered into a multi-phase development agreement with a pan-African financial services group to develop customized digital lending and loan management solutions for deployment within South Africa. The agreement includes custom software development, online lending platform deployment, and enhancements to the ACPAS loan management system.

•
October 27, 2025:
The Company announced that Chief Executive Officer Jaco Fölscher was re-elected to the Board of the Credit Association of South Africa (“CASA”) for an additional two-year term following CASA’s annual general meeting.

•
April 16, 2026:
ACPAS and AML GO participated as sponsors of the Credit Association of South Africa (“CASA”) Roundtable Session held at the Premier Hotel in Sea Point, Cape Town. The session focused on key industry discussions, operational insights, regulatory developments, and collaborative solutions within the South African credit sector.

•	2026 CASA Sponsorship Initiative: ACPAS and AML GO committed to sponsoring additional CASA Roundtable events scheduled throughout 2026, including:

○	Durban – June 11, 2026
○	Bloemfontein – July 8, 2026
○	Port Elizabeth – August 19, 2026
○	Limpopo – September 10, 2026

The Company believes participation in these industry events strengthens its relationships within the South African credit and compliance industries while supporting continued market visibility for the ACPAS and AML GO platforms.

Products and Services

South African Business Operations

Rent Pay (Pty) Ltd – ACPAS
One of our South African subsidiaries, Rent Pay (Pty) Ltd, offers a fully web-based client and loan administration platform, marketed under the trade name
ACPAS
. Designed for both physical branch outlets and online lenders, ACPAS seamlessly integrates traditional standalone administration platforms with payment gateways, credit bureaus, and other third-party services into a single, fully automated workflow.

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
6

In November 2021,
the Company
closed
its
Grapevine, Texas sales office
as part of a broader cost optimization initiative. The Company continues to maintain its registered
executive office and mailing address in
Dallas
, Texas.

During
2022,
the Company reduced
active U.S. sales and
operational activities
due to
management changes, capital allocation considerations,
staffing
limitations
, and
operational disruptions associated with the
COVID-
19 pandemic.

Since that time, the Company has concentrated the majority of its operational activities within
Southern Africa,
through the expansion of its ACPAS loan management software platform, AML GO compliance solutions, and HUNTPAL digital marketplace operations. The Company continues to evaluate selective expansion opportunities
within the United States market
.
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
7

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

8

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
In November 2021,
the Company closed its Grapevine, Texas
sales office
as part of a cost optimization initiative. The Company continues to maintain its registered
executive office and mailing address in
Dallas
, Texas. During
2022,
the Company reduced active U.S.
sales and
operational activities following management changes, capital allocation considerations, staffing limitations, and operational challenges associated with the COVID-19 pandemic.

The Company currently focuses
the
majority of its operational
and sales
activities within
Southern Africa
through its ACPAS loan management software platform, AML GO compliance solutions, and HUNTPAL digital marketplace operations. The Company continues to evaluate selective expansion opportunities
within the United States market under the leadership of
Randall Greene,
the Company’s
Chief Operating Officer
and
Director.
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
9

Products & Services (AML GO)
1.	Customer Due Diligence (CDD) & Enhanced Due Diligence (EDD)
A fully automated workflow for onboarding and monitoring clients, including real-time watch-list screening (PEP, sanctions, adverse media) and identity verification via integrated credit bureaus and government registries.
2.	Transaction Monitoring & Alerts
The Company is continuing to enhance its transaction monitoring and alert capabilities, which are designed to analyze banking and transactional data against configurable risk-scoring parameters to identify potentially suspicious activities and support customer compliance with the Financial Intelligence Centre Act (“FICA”) and related regulatory requirements.
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
US Operational Cost/Restructuring:
In order to streamline our U.S. cost base, we have closed the Grapevine sales office. The Company continues to maintain its registered executive office and mailing address in Dallas, Texas. Going forward, our primary U.S. focus will be on scaling HUNTPAL LLC, leveraging our Texas office to drive growth of the “Hunt Now–Pay Later” marketplace across key American states. At the same time, we will maintain momentum in Africa through HUNTPAL (Pty) Ltd and continue our broader Southern Africa expansion.
10

Additionally, we are preparing to introduce AML GO’s advanced compliance and risk-management platform into the U.S. market in the near term, positioning our Dallas hub as the coordination center for both Huntpal’s financing operations and AML GO’s upcoming U.S. rollout.
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
Sales and Marketing Strategy – South Africa
We offer a cloud-based loan origination platform that empowers businesses to grant loans, sell products, and collect bills or subscription payments on flexible terms. To date, our South African marketing efforts have included:
•
Targeted Outreach & Presentations:
Proactive engagement with potential clients through one-on-one demos and proposals, supplemented by our annual participation in the Credit Association of South Africa (CASA) conferences since 2017.

•	Digital Advertising: Monthly Google Ads and Facebook campaigns managed by specialist agencies, optimized continually to maximize lead quality and cost-per-acquisition.
•
Video & Digital Content:
Since August 2017, we have published fresh videos and multimedia each month, showcasing product walkthroughs, customer success stories and thought-leadership content, to build awareness and drive inbound inquiries.

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

•	Email Campaigns & Newsletters: Segmented drip-email sequences and monthly newsletters delivering product updates, industry news and actionable tips to subscribers who opt in via our website or events.
•
In-Person Events:
Attendance and sponsorship of key industry gatherings from 2017 through 2026, including CASA’s annual conference, fintech expos and lender summits, facilitating high-touch interactions that convert to long-term partnerships.

11

Sales and Marketing Strategy – HUNTPAL

•
U.S. Launch Campaign:
Leveraging the Company’s Dallas presence, HUNTPAL plans to utilize targeted digital advertising campaigns across Facebook, Instagram, Google, and other digital platforms focused on U.S.-based hunters and outdoor enthusiasts between the ages of 25 and 55. The Company also plans to utilize sponsored content and digital placements through outdoor and hunting-related publications and platforms.

•
Direct U.S. Marketing Presence:
Effective June 1, 2026, the Company appointed an independent contractor to support HUNTPAL’s direct marketing and business development activities within the United States. The contractor will assist with on-the-ground marketing initiatives, outfitter engagement, customer relationship development, and strategic promotional activities designed to increase HUNTPAL brand awareness and customer acquisition within the U.S. market.

•
Outfitter Partnerships:
The Company plans to pursue co-branded marketing initiatives with South African hunting outfitters and guides featured on the HUNTPAL platform, including digital promotions, email campaigns, social media outreach, and promotional offerings related to “Hunt Now – Pay Later” installment-based travel packages.

•
Content Marketing:
HUNTPAL intends to continue expanding its digital content initiatives, including hunting preparation resources, conservation-related content, customer experiences, destination highlights, and educational materials designed to support customer engagement and organic digital traffic growth.

•
Influencer & Affiliate Programs:
The Company plans to collaborate with hunting influencers, outdoor personalities, content creators, and related brands to expand market visibility, increase customer referrals, and support broader brand recognition for the HUNTPAL platform.

•
Trade Shows & Expos:
The Company intends to participate in selected hunting, outdoor recreation, and sportsman trade shows and industry events within the United States and Southern Africa, including events associated with hunting, safari, firearms, conservation, and outdoor recreation industries, to support customer acquisition and industry relationships.

•
Email & SMS Outreach:
HUNTPAL plans to utilize automated email and SMS marketing campaigns to communicate promotional offerings, destination updates, hunting season availability, financing options, and customer engagement initiatives.

Sales and Marketing Strategy – AML GO

•
Regulatory Roadshows:
AML GO plans to host and participate in compliance workshops, industry roundtables, and regulatory engagement sessions across major South African metropolitan areas to demonstrate its AML, KYC, sanctions screening, and compliance monitoring capabilities to compliance officers, financial institutions, lenders, and accountable institutions. The Company may also evaluate selective participation opportunities within U.S. financial and compliance industry events as part of its longer-term expansion strategy.

•
Targeted Digital Advertising:
AML GO intends to utilize targeted LinkedIn, Google, and digital advertising campaigns directed toward risk management, compliance, finance, and operational executives within banking, fintech, microlending, insurance, and related regulated industries. Marketing initiatives are expected to focus on regulatory compliance requirements under the Financial Intelligence Centre Act (“FICA”) in South Africa and, in the future, potential U.S. anti-money laundering (“AML”) regulatory requirements.

•
Whitepapers & Case Studies:
The Company plans to develop and publish educational content, including whitepapers, case studies, compliance guides, and industry insights relating to AML compliance, customer onboarding, transaction monitoring, risk management, and regulatory best practices designed to support lead generation and industry engagement.

•
Webinars & Virtual Panels:
AML GO intends to host periodic webinars, virtual workshops, and panel discussions featuring compliance professionals, industry participants, and regulatory-focused discussions addressing evolving AML, KYC, sanctions screening, and financial crime compliance challenges.

•
Partner Ecosystem:
The Company plans to pursue strategic relationships and API integration opportunities with core banking platforms, loan management software providers, payment processors, fintech businesses, and related software providers to expand AML GO’s market reach and integration capabilities within South Africa and potentially other international markets.

•
Email Nurture & Drip Campaigns:
AML GO intends to utilize segmented email marketing and automated customer engagement campaigns tailored to specific industry verticals, including banking, microlending, insurance, and fintech sectors, delivering regulatory updates, product information, and compliance-focused content.

•
Conference Engagement:
The Company plans to continue participating in selected compliance, fintech, microfinance, and credit industry conferences, workshops, and trade events, including MFSA, CASA, SACRRA, and related industry events within Southern Africa, while evaluating selective participation opportunities within international compliance and fintech conferences.

This multi-channel and content-driven marketing approach is intended to strengthen the Company’s market presence within the South African lending, hunting finance, and AML compliance sectors, while supporting the Company’s longer-term strategy of pursuing selective growth opportunities within the United States and other international markets.
12

Seasonality
We operate year
-
round in South Africa
; however,
HUNTPAL
experiences
seasonal
fluctuations in
booking activity
, with increased demand typically occurring during the primary hunting seasons
in the
autumn and winter months.
Raw Materials
We do not use raw materials in our business.
Target Market

Our diverse offerings address distinct customer segments across ACPAS, HUNTPAL and AML GO:

•	Online Lenders
Digital-first credit providers and fintech businesses seeking cloud-based loan origination, account management, collections, payment processing, and credit administration solutions through the ACPAS platform, together with integrated customer verification, KYC, and AML compliance capabilities provided by AML GO.
•	Storefront Lenders & Retail Establishments
Traditional microlenders, retail finance providers, pawnshops, and retail chains requiring integrated loan management, debit order collections, payment processing, customer onboarding, and embedded credit protection administration through the ACPAS platform.
•	Professional Service Providers
Professional practices and service-based businesses, including legal firms, medical practices, accounting firms, and related professionals, utilizing ACPAS for recurring billing, customer payment plans, collections management, and subscription-based payment administration.
•	Clubs & Associations
Fitness centers, sports clubs, associations, and membership-based organizations utilizing ACPAS subscription billing, recurring debit order processing, customer account management, and automated payment collection capabilities.
•	Business-to-Business (“B2B”) Finance Providers
Commercial finance providers, business lenders, and enterprise financing operations seeking configurable loan administration, payment processing, collections, and compliance management solutions through the Company’s recently deployed B2B lending platform.

•	Hunting Enthusiasts & Outfitters
Recreational hunters, outdoor travelers, and professional hunting outfitters within the United States, South Africa, and other international markets utilizing the HUNTPAL platform for guided hunting bookings, outdoor travel experiences, and “Hunt Now – Pay Later” installment-based payment solutions. HUNTPAL also targets outfitter partners seeking digital marketing exposure, customer lead generation, and financing support for hunting and outdoor travel packages.
•	Financial Institutions, Compliance Professionals & Fintech Companies
•
Banks, microlenders, payment providers, fintech businesses, accountable institutions, and compliance-focused organizations requiring scalable anti-money laundering (“AML”), customer due diligence (“CDD”), know-your-customer (“KYC”), sanctions screening, politically exposed persons (“PEP”) screening, and compliance monitoring solutions through the AML GO platform.

Reliance Upon One or a Few Customers

Our revenues were concentrated among 2 customers for the year ended February 28, 2026, and three customers for the year ended February 28, 2025.
Customer	Year Ended February 28, 2026

1	24%
2	9%
Customer	Year Ended February 28, 2025

1	28.32%
2	9.86%
3	8.53%
13

Employees
We have 16 full-time employees: (a) our CEO/CFO, Jacob C Fölscher; (b) 1 operations manager; (c) 1 financial director; (d) 1 scientific programmer; (e) 4 systems engineers;  (f) 2 accounting/bookkeeping persons; (g) 2 assistants, and (h) 4 Software developers. Our scientific programmer and system engineers and 3 Software developers will continue to provide support and technical assistance and modifications to our current ACPAS system and support development of future products and our current software. Most of our employees are located at our South African office working directly for the South Africa office.
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

•
For the past 14 years we have designed a software system that incorporates regulatory guidelines, affordability guidelines on an ongoing basis in South Africa, which we can adapt to a US software credit system;

•	South Africa has a non-paying culture as evidenced by market data.
Competitive Disadvantages

•	Our competitors in South Africa, including those mentioned above, have greater operational, financial and personnel resources than we do;

•	Apart from Huntpal, we don’t have any operations in the US;

•	We will have substantial development of our business and software program to adopt to various US states; and

•	We have not tested our marketing or our product in the US.
14

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

15

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
16

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
We do not currently own any patents and have no plans to pursue patent protection. We maintain and protect our proprietary technology through robust trade-secret practices.
•	Trademarks:
We have filed trademark applications for HUNTPAL and are currently awaiting feedback and final registration decisions from the relevant intellectual-property offices.
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
17

Verbal Agreement with Jacob C Fölscher
We have a standing verbal agreement with our Chief Financial Officer, now also serving as CEO, Jacob C. Fölscher, renewed annually under these terms:
•	Monthly Salary: $9,500, payable subject to available funds.
•	Annual Bonus: A “13th check” of $9,500, awarded once per fiscal year.
•	Relocation Allowance: A one-time payment of $10,000 to cover relocation to the U.S., if applicable.
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
18

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

Agreement with Randall F. Greene

We have a March 1, 2023 Director Agreement with Randall F Greene for a period of 12 months through February 29, 2024 to serve as our director.   We also had a March 1, 2023 Officer Agreement with Randall F Greene to serve as our Chief Operations Officer (“COO”).   Pursuant to these agreements, Randall Greene were to perform such duties and responsibilities as are customarily related to those  positions,  including, but not limited to, assisting us  in the following: a) identifying and assessing potential acquisitions ; (b) assisting in as Regulation A filing if pursued; (c) advise and assist us  on  public company and business strategy; (d) represent us as our COO, including to establish its business presence in the US, (e) assist us in opening  US bank accounts,  (f) establish business relationships with service providers and establish other business relationships,  Randall Greene were paid 100,000  shares for his Director Agreement for the 12 month period and 233,333 shares in return for his COO services.
Randall Greene’s Director Agreement was subsequently extended until August 2026. The Officer Agreement was not extended after its initial 12-month term.

Agreement with
Richard K. Pellerin

We entered into a Director Agreement with Richard K. Pellerin effective September 20, 2025, for a term of thirty-six (36) months through August 19, 2028, pursuant to which Richard P
e
llerin serves as a director of the Company. Pursuant to the agreement, Richard Pellerin is to perform such duties and responsibilities as are customarily related to the position of director, including, but not limited to: (a) identifying potential acquisitions for the Company; and (b) advising and assisting the Company with its public company and business strategy. Richard  Pellerin also agreed to comply with the Company’s bylaws, Code of Ethics and applicable laws and regulations, and to devote his best efforts toward the performance of his duties as a director.

In consideration for his services under the agreement, the Company agreed to issue Richard  Pellerin 100,000 shares of UPAY restricted common stock per year for the three-year term, with vesting occurring in arrears in two installments per year after each six-month service period. The shares are subject to a three-year lock-up period beginning upon each issuance date. The agreement also provides for reimbursement of reasonable business expenses incurred in connection with the performance of his services. The agreement contains customary confidentiality, non-competition and non-solicitation provisions.

19

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

ITEM 2. PROPERTIES

We pay monthly rent of $
6
9.00 per month for our Texas office. Our office is adequate for our current needs. Our lease is on a month-to-month basis.
On February 1, 202
6
, Rent Pay (Pty) Ltd entered a one-year lease with a two-year renewal option for office space in South Africa. Rental payments are due at the beginning of each month and increase at an annual escalation rate of
4
%. The base monthly rental rate is $
2
,
159
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

20

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Effective as of June 7, 2021, we became quoted on the OTCQB under the symbol, “UPYY”.

Common Stock
As of May (  ), 2026, our common stock was held by 56 stockholders of record and we had
17,615,211
shares of common stock issued and outstanding.

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
21

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

Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2026 and February 28, 2025.

Recent Accounting Pronouncements
The recent accounting pronouncements applicable to the Company are more fully described in the notes to our consolidated financial statements included herein for our fiscal years ended February 28, 2026 and February 28, 2025.
Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.
COMPARATIVE RESULTS FOR FISCAL YEARS 2026 AND 2025
Results of Operations:
For the year ended February 28, 2026 and February 28, 2025

Revenues
Our revenues for the years ended February 28, 2026 and February 28, 2025 were $746,311 and $715,269, respectively, reflecting increased revenues of $31,042, which increased revenues are primarily attributable to the growth in transactional revenue in our South African operations
.
22

Net Profit/Net Loss

We had a net loss of $1,406,623 for the year ended February 28, 2026 and  $540,062 for the year February 28, 2025, respectively,  reflecting an increased net loss of $866,561, which increased net loss is primarily attributable to the $904,400 loss on settlement of debt recognized during fiscal 2026, together with increased interest expense and higher general and administrative expenses, partially offset by improved gross profit margins.
We had a working capital deficit of (
$266,715)
at February 28, 2026 and ($386,487) at February 28, 2025, respectively. The (
$266,715)
 of working capital deficit in the fiscal year ended February 28, 2026 is primarily attributable to outstanding accounts payable and accrued liabilities, and notes payable.

Operating Expenses

We incurred total expenses of $1,001,027 and $953,220 for the years ended February 28, 2026 and February 28, 2025, respectively, reflecting an increase in total expenses of $
47,807
, which increase  is primarily
attributable to higher general and administrative expenses incurred to support operations and corporate activities.

Our net cash used in operating activities was $(288,039) and $(764,674) for the years ended February 28, 2026 and February 28, 2025, respectively, representing a decrease in net cash flows used in operating activities of $476,635, which decrease is primarily attributable to improved working capital management, reduced accounts payable outflows, and favorable changes in prepaid expenses and other current assets.

Our net cash used in investing activities was $(1,993) and $0 for the years ended February 28, 2026 and February 28, 2025, respectively, reflecting a $1,993 increase in net cash used in investing activities primarily attributable to the purchase of property and equipment during fiscal 2026.

Our net cash provided by financing activities was $320,000 and $150,000 for the fiscal years ended February 28, 2026 and February 28, 2025, respectively, reflecting an increase in net cash provided by financing activities of $170,000, which increase is primarily attributable to higher proceeds received from related party financing during fiscal 2026.

Going forward, our monthly estimated cash needs of $70,000 over the next 12 months from June 2025 to June 2026 including the following estimated expenditures:
Description	$ Amount
Rent $	$3,500
Phone $	$500
IT $	$7,500
Legal fees $	$6,000
Salaries $	$65,000
SEC reporting $	$12,500
These estimated expenditures are based upon current expenses and anticipated increases and growth.
We plan on meeting our cash needs over the next 12 months, including our SEC reporting costs, through our current cash position of $96,279 as of
February 28, 2026
and our existing business in South Africa although we cannot provide any assurances whatsoever that we will generate sufficient revenues to meet these cash needs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.
23

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPAY, Inc.
Consolidated Financial Statements
F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of UPAY, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UPAY, Inc. and Subsidiaries (the Company) as of February 28, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and accumulated other comprehensive loss, and cash flows for each of the years in the two-year period ended February 28, 2026 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of February 28, 2026 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The Woodlands, TX

June 2, 2026
F-2

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2026	February 28, 2025

ASSETS

Current Assets

Cash and cash equivalents	$96,279	$55,362
Accounts receivable, net of allowance	44,553	39,704
Prepaid expenses and other current assets	12,779	52,648

Total Current Assets	153,611	147,714

Property and Equipment, Net (Note 3)	13,048	15,912
Right-of-use Assets, Net (Note 4)	48,166	59,716
Deposit (Note 11)	12,584	10,807

Total Assets	$227,409	$234,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$138,317	$133,172
Due to related parties (Note 5)	61,484	80,817
Current portion of lease liabilities (Note 7)	23,383	17,077
Current portion of notes payable (Note 6)	1,642	1,635
Current portion of notes payable in default (Note 6)	50,500	50,500
Notes payable – Related parties (Note 5)	145,000	251,000

Total Current Liabilities	$420,326	534,201

Non-Current Liabilities

Lease liabilities (Note 7)	24,783	42,639
Notes payable (Note 6)	76,158	76,165
Notes payable – Related parties (Note 5)	220,000	50,000

Total Liabilities	$741,267	703,005

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,595,211 and 16,595,211 shares issued and outstanding, respectively	17,595	16,595
Common Stock Issuable	240,500	103,500
Additional Paid-in Capital	2,865,037	1,646,037
Accumulated Deficit	(3,569,874)	(2,163,251)
Accumulated Other Comprehensive Loss	(67,116)	(71,737)

Total Stockholders’ Deficit	(513,858)	(468,856)

Total Liabilities and Stockholders’ Deficit	$227,409	$234,149

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	February 28,	February 28,
	2026	2025

Revenue	$746,311	$715,269
Cost of revenue	(198,801)	(270,906)

Gross Profit	547,510	444,363

Expenses

Depreciation (Note 3)	6,917	7,650
General and administrative	994,110	945,570

Total Expenses	1,001,027	953,220

Loss Before Other Income (Expenses) and Income Taxes	(453,517)	(508,857)

Other Income (Expenses)

Interest income	1,129	3,436
Interest expense	(49,835)	(34,641)
Loss on settlement of debt (Note 5)	(904,400)	–

Loss Before Income Taxes	(1,406,623)	(540,062)

Provision for income taxes	–	–

Net Loss	(1,406,623)	(540,062)

Other Comprehensive Income

Foreign currency translation adjustments	4,621	5,510

Comprehensive Loss	$(1,402,002)	$(534,552)

Net Loss Per Share – Basic and Diluted	$(0.08)	$(0.03)

Weighted-average Common Shares Outstanding – Basic and Diluted	17,274,454	16,179,947

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 29, 2024	15,708,544	$15,708	$1,116,590	$313,331	$(1,623,189)	$(77,247)	$(254,807)

Common stock issued for cash	200,000	200	99,800	–	–	–	100,000

Common stock issued for Huntpal LLC acquisition	220,000	220	(220)	–	–	–	–

Common stock issuable for services	–	–	–	153,500	–	–	153,500

Common stock issued for services	466,667	467	429,867	(363,331)	–	–	67,003

Net loss	–	–	–	–	(540,062)	–	(540,062)

Foreign currency translation adjustments	–	–	–	–	–	5,510	5,510

Balance – February 28, 2025	16,595,211	$16,595	$1,646,037	$103,500	$(2,163,251)	$(71,737)	$(468,856)

Common stock issued for cash	200,000	200	99,800	–	–	–	100,000

Common stock issued for settlement of debt	800,000	800	1,119,200	–	–	–	1,120,000

Common stock issuable for services	–	–	–	137,000	–	–	137,000

Net loss	–	–	–	–	(1,406,623)	–	(1,406,623)

Foreign currency translation adjustments	–	–	–	–	–	4,621	4,621

Balance – February 28, 2026	17,595,211	$17,595	$2,865,037	$240,500	$(3,569,874)	$(67,116)	$(513,858)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year Ended February 28, 2026	Year Ended February 28, 2025

Cash Flows from Operating Activities

Net Loss	$(1,406,623)	$(540,062)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	–	–
Common stock issued or issuable for services	137,000	181,420
Depreciation	6,917	7,650
Loss on settlement of debt	904,400	–
Provision for bad debt	14,705	3,366

Changes in operating assets and liabilities:
Accounts receivable	(15,450)	33,622
Prepaid expenses and other current assets	40,413	(10,575)
Accounts payable and accrued liabilities	(9,572)	(466,144)
Accounts payable – related party	40,171	26,049

Net Cash Used in Operating Activities	(288,039)	(764,674)

Cash Flows from Investing Activities

Purchase of property and equipment	(1,993)	–

Net Cash Used in Investing Activities	(1,993)	–

Cash Flows from Financing Activities

Proceeds from common stock issued for cash	100,000	100,000
Proceeds from notes payable to related party	220,000	50,000

Net Cash Provided by Financing Activities	320,000	150,000

Effect of Exchange Rate Changes on Cash	10,949	27,190

Change in Cash and Cash Equivalents	40,917	(587,484)

Cash and Cash Equivalents - Beginning of Year	55,362	642,846

Cash and Cash Equivalents - End of Year	$96,279	$55,362

Supplemental Disclosures of Cash Flow Information:

Interest paid	$49,835	$34,641
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Common stock issued for prepaid services	$–	$39,083
Common stock issued to settle debt	$1,120,000	$–

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
Miway is controlled by the Company as the Company has the power to direct its activities and has the obligation to absorb loss from, or right to receive benefits of, Miway.

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

Cash includes cash on hand and cash held with banks. The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company
’
s accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation (
“
FDIC
”
) up to $250,000. As at February 28, 2026, the Company did not have any cash held in U.S. institutions in excess of the FDIC insured limit.

d)	Accounts Receivable

Trade accounts receivable are recorded at net invoice value and such receivables are non-interest bearing. Receivables are considered past due based on the contractual payment terms.
Receivables
are reviewed and specific amounts are reserved if collectability is no longer reasonably assured.

As at February 28, 2026, the Company has recognized an allowance for doubtful accounts of $9,030 (2025 - $1,892)

e)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and any impairment in value. Depreciation is computed using the straight-line method over the following estimated lives of the assets:

Computer equipment	3 years
Computer software	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and fixtures	6 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All property and equipment assets were deemed recoverable at February 28, 2026, and 2025.

f)	Right-of-use Assets

Right-of-use assets are stated at cost, less accumulated amortization and any impairment in value. Amortization is computed using the straight-line method over the following estimated lives of the assets:

Right-of-use building	Term of lease
Right-of-use vehicles	5 years

The Company periodically performs impairment testing on its long-lived assets either annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. All right-of-use assets were deemed recoverable at February 28, 2026, and 2025.

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, due to related parties, taxes payable and notes payable. There were no transfers into or out of “Level 3” during the year ended February 28, 2026, and 2025. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Payroll Transactions
Some of our client (lenders) have arrangements with employers where these employers deduct loan installments payable to the lender from the payroll of that employer, on behalf of the lender. The deduction is made from employees that have taken loans from the lender. We provide these payroll lenders with adequate reporting in our software, which
can be used to help identify the amounts to be deducted from each individual consumer, with unique identifiers, which is sent to the employers. We also assist lenders to capture payments received from employers on our software in bulk, where requested. We charge a payroll transaction fee to the lender, for each successful payment made in a month on the system. The fee is charged as a combined amount for the payments received on payroll for that month. The payroll transaction fees are set out and agreed to with the lender on the signed agreement they have with us. Our software system counts and accounts for each individual payment receipted, and this is generated on a payment report on our ACPAS software. We use this report for revenue recognition in our billing system. Revenue is recorded as a lump sum based on this report at the end of each month. If there are any payroll transaction fees, that still needs to be recognized at an end of a period, it is recorded as accounts receivable.

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

ASC 220, “
Comprehensive Income”,
establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at February 28, 2026 and 2025, the only item that represents comprehensive income (loss) was foreign currency translation.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2026, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

p)	Segment Information

In accordance with the provisions of ASC 280-10,
“Disclosures about Segments of an Enterprise and Related Information,”
the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of February 28, 2026, and February 28, 2025. The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. Accordingly, all assets are considered to relate to the single operating segment and are consistent with the total assets presented on the Company’s consolidated balance sheet. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

q)	Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “
Improvements to Income Tax Disclosure
”, which enhances the transparency and decision usefulness of income tax disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2024. Early adoption is available. The Company adopted ASU 2023-09 during the year ended February 28, 2026, and the adoption had no material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, “
Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”
(“ASU 2024-03”). This ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operation as well as disclosures about selling expenses. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company will evaluate the full extent of the potential impact of the adoption of ASU 2024-03.

In December 2025, the FASB issued ASU 2025-12, “
Codification Improvements”
(“ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2025-12, but believes it will not have a material impact on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, “
Interim Reporting (Topic 270): Narrow-Scope Improvements
” ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is still evaluating the full extent of the potential impact of the adoption of ASU 2025-11, but believes it will not have a material impact on its consolidated financial statements and disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any
other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	February 28, 2026 Net Carrying Value	February 28, 2025 Net Carrying Value

Computer equipment	$17,010	$(15,904)	$1,106	$1,912
Computer software	206,000	(206,000)	–	5
Furniture and fixtures	12,787	(10,531)	2,256	1,548
Motor vehicle	22,651	(13,074)	9,577	12,114
Office equipment	4,976	(4,867)	109	333

Total	$263,424	$(250,376)	$13,048	$15,912

During the year ended February 28, 2026, the Company recorded depreciation expense of $6,917 (2025
–
$7,650). During the year ended February 28, 2026, the Company acquired $842 (2025
–
$nil) of computer equipment and $1,151 (2025
–
$nil) of furniture and fixtures.

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	February 28, 2026 Net Carrying Value	February 28, 2025 Net Carrying Value

Right-of-use building (operating lease)	$61,038	$(12,872)	$48,166	$59,716

Total	$61,038	$(12,872)	$48,166	$59,716

During the year ended February 28, 2026, the Company recorded rent expense of $24,054 (2025 - $21,698) related to Company’s right-of-use building.

5.	Due to Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer (
“
CEO
”
) of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. As at February 28, 2026, the outstanding principal is $10,000 (2025
–
$10,000) and the Company has recognized accrued interest of $4,937 (2025
–
$3,937), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. As at February 28, 2026, the outstanding principal is $10,000 (2025
–
$10,000) and the Company has recognized accrued interest of $4,479 (2025
–
$3,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at February 28, 2026, the outstanding principal is $20,000 (2025
–
$20,000) and the Company has recognized accrued interest of $8,099 (2025
–
$6,099), which is included in due to related parties.

d)
On April 14, 2021, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2026, the outstanding principal is $nil (2025
–
$26,000) and the Company has recognized accrued interest of $nil (2025
–
$10,087), which is included in due to related parties. On October 17, 2025, the Company issued 140,007 shares of common stock with a fair value of $196,010 to settle the outstanding principal of $26,000 and accrued interest of $11,732, resulting in a loss on settlement of debt of $158,278 (Note 8(b).

e)
On February 11, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matures on February 11, 2023. As at February 28, 2026, the outstanding principal is $nil (2025
–
$130,000) and the Company has recognized accrued interest of $nil (2025
–
$39,641), which is included in due to related parties. On October 17, 2025, the Company issued 659,993 shares of common stock with a fair value of $923,990 to settle the outstanding principal of $130,000 and accrued interest of $47,868, resulting in a loss on settlement of debt of $746,122 (Note 8(b)

f)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2026, the outstanding principal is $15,000 (2025
–
$15,000) and the Company has recognized accrued interest of $7,319 (2025
–
$5,819), which is included in due to related parties.

g)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at February 28, 2026, the outstanding principal is $25,000 (2025
–
$25,000) and the Company has recognized accrued interest of $9,575 (2025
–
$7,075), which is included in due to related parties.

h)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at February 28, 2026, the outstanding principal is $15,000 (2025
–
$15,000) and the Company has recognized accrued interest of $5,211 (2025
–
$3,711), which is included in due to related parties.

i)
On January 31, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matured on January 31, 2027. As at February 28, 2026, the outstanding principal is $50,000 (2025 - $50,000) and the Company has recognized accrued interest of $5,383 (2025 - $383), which is included in due to related parties.

j)
On March 3, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 3, 2027. As at February 28, 2026, the outstanding principal is $50,000 and the Company has recognized accrued interest of $4,959, which is included in due to related parties.

k)
On May 9, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $29,000, which is unsecured, bears interest of 10% per annum and matures on May 9, 2027. As at February 28, 2026, the outstanding principal is $29,000 and the Company has recognized accrued interest of $2,344, which is included in due to related parties.

l)
On May 22, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $41,000, which is unsecured, bears interest of 10% per annum and matures on May 22, 2027. As at February 28, 2026, the outstanding principal is $41,000 and the Company has recognized accrued interest of $3,168, which is included in due to related parties.

m)
On July 23, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on July 23, 2027. As at February 28, 2026, the outstanding principal is $50,000 and the Company has recognized accrued interest of $3,014, which is included in due to related parties.

n)
On September 12, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on September 12, 2027. As at February 28, 2026, the outstanding principal is $50,000 and the Company has recognized accrued interest of $2,315, which is included in due to related parties.

o)	As at February 28, 2026, the Company owes a total of $681 (2025 – $600) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

p)	During the year ended February 28, 2026, the Company incurred salary expenses of $114,294 (R1,992,741) (2025 – $108,028 (R1,973,032) to the CEO of the Company.

q)	During the year ended February 28, 2026, the Company incurred directors ’ fees of $67,000 (2025 – $91,875) to a Director of the Company pursuant to a Director Agreement (Note 10(a).

r)	During the year ended February 28, 2026, the Company incurred directors ’ fees of $5,162 (R90,000) (2025 – $4,928 (R90,000) to a Director of the Company.

s)
During the year ended February 28, 2026, the Company incurred director fees of $70,000 (2025 - $70,000) to the Director and former Chief Operating Officer (
“
COO
”
) of the Company pursuant to a Director and Officer Agreement (Note 10(b).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at February 28, 2026, the Company has recognized accrued interest of $14,452 (2025
–
$
11,952), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at February 28, 2026, the Company has recognized accrued interest of $16,030 (2025
–
$13,112), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2026, the Company has recognized accrued interest of $11,108
(2025
–
$8,558), which is
included in accounts payable and accrued liabilities.

7.	Lease Liabilities

On February 1, 2025, the Company entered a one-year lease with a two-year renewal option for office space in South Africa. Rental payments are due at the beginning of each month and increase at an annual escalation rate of 6%. On January 19, 2026, the Company entered into an amendment to the original lease which amended the annual escalation rate to 4%. The base monthly rental rate is $2,078 (R36,225). The interest rate underlying the obligation in the lease was 11% per annum.

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of February 28, 2026:

Years ending February 28:	Building Lease (Operating Lease)

2027	$27,534
2028	26,171

Net minimum lease payments	53,705
Less: amount representing interest payments	(5,539)

Present value of net minimum lease payments	48,166
Less: current portion	(23,383)

Long-term portion	$24,783

8.	Common Stock

Share transactions for the year ended February 28, 2026:

a)	On October 8, 2025, the Company issued 100,000 shares of common stock for proceeds of $50,000.

b)
On November 11, 2025, the Company issued 800,000 shares of common stock with a fair value of $1,120,000 to settle notes payable to related parties and accrued interest totaling $215,600, resulting in a loss on settlement of debt of $904,400.

c)	On February 24, 2026, the Company issued 100,000 shares of common stock for proceeds of $50,000.

d)	During the year ended February 28, 2026, the Company accrued 200,000 shares of common stock issuable with a fair value of $137,000 pursuant to Director Agreements (Note 10(a) and Note 10(b).

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

d)
On February 26, 2025, the Company issued a total of 250,000 shares of common stock with a fair value of $250,000 to the former COO and director of the Company for services pursuant to a Director Agreement and Officer Agreement (Note 10(b).

e)	On February 26, 2025, the Company issued 116,667 shares of common stock with a fair value of $113,334 to a director of the Company pursuant to a Director Agreement (Note 10(a).

f)	During the year ended February 28, 2025, the Company accrued $111,875 of common stock issuable for 162,500 common stock pursuant to Director Agreements (Note 10(a) and Note 10(b).

9.

Concentrations

The Company
’
s revenues were concentrated among two customers for the year ended February 28, 2026 and 2025.

Customer	Year Ended February 28, 2026

1	24%
2	9%

Customer	Year Ended February 28, 2025

1	23%
2	12%

The Company
’
s receivables were concentrated among two customers as at February 28, 2026, and three customers as at February 28, 2025:

Customer	February 28, 2026

1	26%
2	13%

Customer	February 28, 2025

1	27%
2	20%
3	18%

10.	Commitments and Contingencies

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

On September 1, 2024, the Company extended its agreement with the Director for a new term of 24 months, effective September 1, 2024. In consideration of services to be rendered, the Company shall pay the director 200,000 restricted shares of common stock, of which 100,000 shares will vest every
12 months
over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,500, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $67,000, representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2025 to February 2026.

As at
February 28, 2026
, a total of 150,000 shares (2025
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

On March 1, 2024, the Company extended its agreement with the Director for a new term of 30 months, effective March 1, 2024. In consideration of services to be rendered, the Company shall pay the director 250,000 restricted shares of common stock, of which 100,000 shares will vest on or about September 1, 2025, with the remaining 150,000 shares vesting on or about September 1, 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2025 to February 2026.

As at February 28, 2026, a total of 200,000 (2025
–
100,000 shares) shares of common stock remain issuable to the officer and director.

11.

Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require
a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at February 28, 2026, the balance of the deposit was $12,584 (R200,000) (2025
–
$10,807 (R200,000). The deposit will remain for as long as the Company uses the facility.

12.	Income Taxes

The potential benefit of net operating losses for the Company have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company did not incur any income tax expense to the Internal Revenue Services for the years ended February 28, 2026 and 2025. Rent Pay incurred an income tax expense of $nil for the year ended February 28, 2026 (2025 – $nil). Given the short history of the Company and the uncertainty as to the likelihood of future taxable income, the Company has recorded a 100% valuation reserve against the anticipated recovery from the use of the net operating losses. The Company will evaluate the appropriateness of the valuation allowance on an annual basis and adjust the allowance as considered necessary. The Company’s US net operating loss is approximately $1,392,000 (2025 – $1,210,000) at February 28, 2026, which starts to expire in 2037.

The table below reconciles the US federal income tax rate to the effective rate for the years ended February 28, 2026 and 2025.

Income Tax at Statutory Rate	(21)%
Effect of Operating Losses	21%
Foreign Income Tax	18%
18%

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended February 28, 2026 and 2025, is summarized as follows:

	2026 $	2025 $

Loss before income taxes	(1,406,623)	(540,062)

Income tax recovery at statutory rates	(295,000)	(114,000)
Permanent differences	190,000	–
Temporary differences	1,000	2,000
Change in statutory, foreign tax, foreign exchange rates and other	104,000	112,000

Income tax expenses	–	–

The unrecognized deferred tax assets include US net operating losses as follows:

	2026 $	2025 $

Deferred tax assets:
Non-capital losses available for future periods	292,000	254,000
Valuation allowance	(292,000)	(254,000)

Deferred income taxes recovered	–	–

The Company has US net operating losses available to offset future taxable income as follows:

2016	$35,000
2017	78,000
2018	71,000
2019	6,000
2020	5,000
2021	130,000
2022	431,000
2023	109,000
2024	135,000
2025	210,000
2026	182,000
$1,392,000

13.	Subsequent Event

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

24

Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2026. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of February 28, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended February 28, 202
6
and 202
5
.

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

Name:	Age	Position

Jacob Fölscher	46	President, CEO/CFO/CAO /Director
Pieter Swanepoel	47	Director
Randall Greene	59	Director
Richard K. Pellerin	58	Director

25

Background of Officers and Directors
Jacob C. Fölscher
Jacob C Fölscher has been our President, and Director since January 25, 2015 and our Chief Financial Officer/Chief Accounting Officer since June 10, 2016. He currently serves as Chief Executive Officer of UPAY Inc and is the cofounder. He has been the Operational director of Rent Pay (Pty) Ltd, since July 2008 and he currently serves as the Chief Executive Officer of Rent Pay (Pty) Ltd. Rent Pay (Pty) Ltd is our wholly owned subsidiary in South Africa and is a credit related Software Company. He was also the founder of Isidingo Financial Services (“Isidingo”) in March 2009. Isidingo is a financial services company operating in Pretoria South Africa and still in operation today. From March 2006 to February 2009, Jacob Fölscher was the Regional Manager/Operations Manager of Credicor Financial Services, a micro lending firm operating in South Africa. From January 2004 to February 2006, he was the Group Accounting Officer for that same company and from January 2000 to December 2003, he was the NCR compliance officer and Branch Manager, also for Credicor. He currently serves as director on the board of directors of the Credit Association of South Africa (CASA), a non-profit member association of Credit providers in South Africa.
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

Effective September 20, 2025, our Board of Directors appointed Richard Pellerin as a Director of the Company. Richard . Pellerin is an experienced business executive and entrepreneur with extensive experience in finance, capital markets, strategic business development, and corporate operations.

Richard  Pellerin is affiliated with RKP Securities LLC, a shareholder of the Company, and has been involved in various investment, consulting, and business development activities supporting emerging growth companies. Throughout his career, Mr. Pellerin has participated in business financing initiatives, operational strategy, corporate advisory services, and relationship development across multiple industries.

The Company believes Mr. Pellerin’s experience in corporate finance, business development, capital markets, and strategic growth initiatives provides valuable insight and guidance to the Board of Directors as the Company continues expanding its fintech, compliance software, and digital marketplace operations within Southern Africa and internationally.

Litigation
None
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2025 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of Randall Greene, Pieter Swanepoel and
Richard Pellerin
who will be filing Forms 3 over the next 10 days.
26

Code of Ethics
We adopted a Code of Business Conduct and Code of Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:
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
27

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

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION

Name	Position	Year	Salary	Bonus
Jacob C Folscher	CEO/CFO	2026	$110,168	0
Jacob C Folscher	CEO/CFO	2025	$107,911	0
BOARD OF DIRECTOR COMPENSATION
Name	Position	Year	Salary	Bonus
Jacob C Folscher	Director	2026	$0	$0
Jacob C Folscher	Director	2025	$0	$0
Randall F Greene	Director	2026	$100,000 UPAY shares	$0
Randall F Greene	Director	2025	$100,000 UPAY shares	$0
Pieter A Swanepoel	Director	2026	$100,000 UPAY shares	$0
Pieter A Swanepoel	Director	2025	$100,000 UPAY shares	$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information as of  May 27, 2026 with respect to the beneficial ownership of our Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.
Beneficial Owners over 5%
28

Name	Shares Held	Percentage
Jacob C Fölscher	9,125,000	51.80%
Twin Harbor Web Solutions Inc.	2,030,000	11.52%
Emerging Markets Consulting LLC	2,003,432	11.37%
RKP Securities LLC	1,000,000	5.68%

Executive Officers/Directors (3)
Name	Shares Held	Percentage

Pieter A Swanepoel	300,000	1.70%

Jacob C Fölscher	9,125,000	51.80%

Randall F Greene (including TMI Trust)	533,333	3.03%

Richard Pellerin (RKP Securities LLC)	1,000,000	5.68%

Total – All officers	10,858,333	61.64%

Total – All over 5% shareholders and officers	14,991,765	84.54%
We presently have
17,615,211
common shares outstanding. Of these shares,
2,623,446

common shares are held by non-affiliates and
14,991,765
common shares are held by affiliates, which Securities Act of 1933 Rule 144 defines as restricted securities.
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
17,615,211
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

29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Due to Related Parties

On March 24, 2021, we entered into a promissory note with our Chief Executive Officer (“CEO”) for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022.
As at February 28, 2026, the outstanding principal is $10,000 (February 28, 2025 – $10,000) and we have recognized accrued interest of $4,937 (February 28, 2025 – $3,937), which is included in due to related parties.

On September 7, 2021, we entered into a promissory note with our CEO for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022.
As at February 28, 2026, the outstanding principal is $10,000 (February 28, 2025 – $10,000) and we have recognized accrued interest of $4,479 (February 28, 2025 – $3,479), which is included in due to related parties.

On February 11, 2022, we entered into a promissory note with our CEO for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023.
As at February 28, 2026, the outstanding principal is $20,000 (February 28, 2025 – $20,000) and we have recognized accrued interest of $8,099 (February 28, 2025 – $6,099), which is included in due to related parties.

On April 14, 2021, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $26,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at February 28, 2025, the outstanding principal is $26,000
(February 28, 2025 – $26,000) and we have recognized accrued interest of $nil (February 28, 2025 – $10,087), which is included in due to related parties.

On October 17, 2025, the Company issued 140,007 shares of common stock with a fair value of $196,010 to settle the outstanding principal of $26,000 and accrued interest of $11,732, resulting in a loss on settlement of debt of $158,278.On February 11, 2022, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $130,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. As at February 28, 2026, the outstanding principal is $nil (2025 – $130,000) and we have recognized accrued interest of $nil (2025 – $39,641), which is included in due to related parties. On October 17, 2025, the Company issued 659,993 shares of common stock with a fair value of $923,990 to settle the outstanding principal of $130,000 and accrued interest of $47,868, resulting in a loss on settlement of debt of $746,122.
30

During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023.
As at February 28, 2026, the outstanding principal is $15,000 (2025 – $15,000) and we have recognized accrued interest of $7,319 (2025 – $5,819), which is included in due to related parties.

On May 2, 2022, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023.
As at February 28, 2026, the outstanding principal is $25,000 (2025 – $25,000) and we have recognized accrued interest of $9,575 (2025 – $7,075), which is included in due to related parties.

On September 9, 2022, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023.
As at February 28, 2026, the outstanding principal is $15,000 (2025 – $15,000) and we have recognized accrued interest of $5,211 (2025 – $3,711), which is included in due to related parties.

On January 31, 2025, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matured on January 31, 2027.
As at February 28, 2026, the outstanding principal is $50,000 (2025 – $50,000) and we have recognized accrued interest of $5,383 (2025 – $383), which is included in due to related parties.

On March 3, 2025, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 3, 2027. As at February 28, 2026, the outstanding principal is $50,000 and we have recognized accrued interest of $4,959, which is included in due to related parties.

On May 9, 2025, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $29,000, which is unsecured, bears interest of 10% per annum and matures on May 9, 2027. As at February 28, 2026, the outstanding principal is $29,000 and we have recognized accrued interest of $2,344, which is included in due to related parties.

On May 22, 2025, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $41,000, which is unsecured, bears interest of 10% per annum and matures on May 22, 2027. As at February 28, 2026, the outstanding principal is $41,000 and we have recognized accrued interest of $3,168, which is included in due to related parties.

On July 23, 2025, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on July 23, 2027. As at February 28, 2026, the outstanding principal is $50,000 and we have recognized accrued interest of $3,014, which is included in due to related parties.

On September 12, 2025, we entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on September 12, 2027. As at February 28, 2026, the outstanding principal is $50,000 and we have recognized accrued interest of $2,315, which is included in due to related parties.

As at February 28, 2025, we owe a total of $600 (February 29, 2024 – $nil) to our officers for advances, which are unsecured, non-interest bearing and due on demand.

During the year ended February 28, 2026, we incurred salary expenses of $110,168 (R1,970,905) (2025 – $107,911 (R1,976,929) to our CEO.

31

During the year ended February 28, 2025, we incurred directors’ fees of $91,875 (2024 – $65,000) to a Director of the Company pursuant to a Director Agreement (Note 10(b).

During the year ended February 28, 2025, we incurred directors’ fees of $4,928 (R90,000) (2024 – $nil) to a Director of the Company.

During the year ended February 28, 2025, we incurred management fees of $nil (2024 - $174,998) and director fees of $70,000 (2024 - $75,000) to the Director and former Chief Operating Officer (“COO”) of the Company pursuant to a Director and Officer Agreement (Note 10(c).

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
32

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
Audit fees and related accounting fees for the year ended February 28, 2026 amounted to $ __
All Other Fees
None
33

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
34

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UPAY, Inc.

By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Chief Executive Officer/Chief Financial
Officer/Chief Accounting Officer
(Principal Executive Officer/Financial
Officer)
Dated: June 2, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Chief Executive Officer/Financial
Officer/Chief Accounting Officer
Principal Executive Officer/Principal
Financial Officer
Dated: June 2, 2026
By:	/s/ Jacob C. Folscher
Jacob C. Fölscher
Director
35