Form 10-Q
period 2026-05-31
UPAY
filed 2026-07-14
CIK 1677897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

☐
   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2026 to May 31, 2026

Commission File Number 333-212447

UPAY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway
,
12th Floor
Dallas
,
Texas
75234
(Address of principal executive offices) (Zip Code)

(
972
)
888-6052
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes
☒
   No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes
☒
   No
☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes
☐
   No
☒

The registrant had 17,665,211 shares of common stock outstanding as of July
14
, 2026.

2

PART I — FINANCIAL INFORMATION

UPAY, Inc.
Consolidated Financial Statements
(unaudited)

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2026	February 28, 2026
	(unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$91,692	$96,279
Accounts receivable, net of allowance	54,338	44,553
Prepaid expenses and other current assets	12,227	12,779

Total Current Assets	158,257	153,611

Property and Equipment, Net (Note 3)	12,311	13,048
Right-of-use Assets, Net (Note 4)	41,626	48,166
Deposit (Note 11)	12,296	12,584

Total Assets	$224,490	$227,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$125,793	$138,317
Due to related parties (Note 5)	71,709	61,484
Current portion of lease liabilities (Note 7)	23,752	23,383
Current portion of notes payable (Note 6)	1,642	1,642
Current portion of notes payable in default (Note 6)	50,500	50,500
Current portion of notes payable – Related parties (Note 5)	210,000	145,000
Current portion of notes payable – Related parties in default (Note 5)	55,000	–

Total Current Liabilities	$538,396	$420,326

Non-Current Liabilities

Lease liabilities (Note 7)	17,874	24,783
Notes payable (Note 6)	76,158	76,158
Notes payable – Related parties (Note 5)	175,000	220,000

Total Liabilities	$807,428	$741,267

Stockholders’ Deficit

Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 17,615,211 and 17,595,211 shares issued and outstanding, respectively	17,615	17,595
Common Stock Issuable	274,750	240,500
Additional Paid-in Capital	2,878,417	2,865,037
Accumulated Deficit	(3,691,252)	(3,569,874)
Accumulated Other Comprehensive Loss	(62,468)	(67,116)

Total Stockholders’ Deficit	(582,938)	(513,858)

Total Liabilities and Stockholders’ Deficit	$224,490	$227,409

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2026	2025

Revenue	$226,347	$170,414
Cost of revenue	(59,405)	(42,584)

Gross Profit	166,942	127,830

Expenses

Depreciation (Note 3)	1,621	1,718
General and administrative	268,190	256,714

Total Expenses	269,811	258,432

Loss Before Other Income (Expenses) and Income Taxes	(102,869)	(130,602)

Other Income (Expenses)

Interest income	306	258
Interest expense	(12,877)	(11,642)

Loss Before Income Taxes	(115,440)	(141,986)

Provision for income taxes	–	–

Net Loss	(115,440)	(141,986)

Other Comprehensive Income

Foreign currency translation adjustments	4,648	16

Comprehensive Loss	$(110,792)	$(141,970)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted-average Common Shares Outstanding – Basic and Diluted	17,287,867	16,795,211

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statement of Stockholders’ Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

						Accumulated
			Additional	Common		Other
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive
	Shares	Amount	Capital	Issuable	Deficit	Loss	Total

Balance – February 28, 2025	16,595,211	$16,595	$1,646,037	$103,500	$(2,163,251)	$(71,737)	$(468,856)

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(141,986)	–	(141,986)

Foreign currency translation adjustments	–	–	–	–	–	16	16

Balance – May 31, 2025	16,595,211	$16,595	$1,646,037	$137,750	$(2,305,237)	$(71,721)	$(576,576)

Balance – February 28, 2026	17,595,211	$17,595	$2,865,037	$240,500	$(3,569,874)	$(67,116)	$(513,858)

Common stock issued for services	20,000	20	13,380	–	–	–	13,400

Common stock issuable for services	–	–	–	34,250	–	–	34,250

Net loss	–	–	–	–	(115,440)	–	(115,440)

Foreign currency translation adjustments	–	–	–	–	(5,938)	4,648	(1,290)

Balance – May 31, 2026	17,615,211	$17,615	$2,878,417	$274,750	$(3,691,252)	$(62,468)	$(582,938)

The accompanying notes are an integral part of these consolidated financial statements.

UPAY, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025

Cash Flows from Operating Activities

Net Loss	$(115,440)	$(141,986)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	47,650	34,250
Depreciation	1,621	1,718
Provision for bad debt	217	2,954

Changes in operating assets and liabilities:
Accounts receivable	(10,074)	(3,280)
Prepaid expenses and other current assets	500	18,486
Accounts payable and accrued liabilities	(8,937)	(52,089)
Accounts payable – related party	10,241	9,271

Net Cash Used in Operating Activities	(74,222)	(130,676)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,189)	–

Net Cash Used in Investing Activities	(1,189)	–

Cash Flows from Financing Activities
Proceeds from notes payable to related party	75,000	120,000

Net Cash Provided by Financing Activities	75,000	120,000

Effect of Exchange Rate Changes on Cash	(4,176)	(1,065)

Change in Cash and Cash Equivalents	(4,587)	(11,741)

Cash and Cash Equivalents - Beginning of Period	96,279	55,362

Cash and Cash Equivalents - End of Period	91,692	43,621

Supplemental Disclosures of Cash Flow Information:

Interest paid	$12,877	$11,642
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:
Common stock issued for marketing services	$13,400	$–

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2015. Pursuant to a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd (“Rent Pay”), in exchange for 200,000 shares of the Company’s common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. (“Miway”), which was determined to be a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, taking a 51% controlling interest in Huntpal LLC (“Huntpal”). On June 13, 2024, the Company acquired the remaining
49
% non-controlling interest in Huntpal, increasing its ownership to 100%. On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd (“AML”) which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisition.

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
The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2026, have been omitted.

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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2026, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

e)	Segment Information
In accordance with the provisions of ASC 280-10,
“Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company has one operating segment as of May 31, 2026, and February 28, 2026.  The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions.  Accordingly, all assets are considered to relate to the single operating segment and are consistent with the total assets presented on the Company’s consolidated balance sheet.  The Company’s Chief Operating Decision Maker (“CODM”) is its executive management committee.  The CODM allocates resources and evaluates the performance of the Company using the information about combined net income from operations.  All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

f)	Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	Cost	Accumulated Depreciation	May 31, 2026 Net Carrying Value	February 28, 2026 Net Carrying Value

Computer equipment	$17,154	$(15,888)	$1,266	$1,106
Computer software	206,000	(206,000)	–	–
Furniture and fixtures	13,229	(10,507)	2,722	2,256
Motor vehicle	22,132	(13,882)	8,250	9,577
Office equipment	4,865	(4,792)	73	109

Total	$263,380	$(251,069)	$12,311	$13,048

During the three months ended May 31, 2026, the Company recorded depreciation expense of $1,621 (2025 – $1,718).

4.	Right-Of-Use Assets, Net

Right-of-use assets, net, consist of the following:

	Cost	Accumulated Amortization	May 31, 2026 Net Carrying Value	February 28, 2026 Net Carrying Value

Right-of-use building (operating lease)	$61,038	$(19,412)	$41,626	$48,166

Total	$61,038	$(19,412)	$41,626	$48,166

During the three months ended May 31, 2026, the Company recorded rent expense of $6,550 (2025 - $5,676) related to Company’s right-of-use building.

5.	Due to Related Par ties

a)
On March 24, 2021, the Company entered into a promissory note with the Company’s Chief Executive Officer (“CEO”)  for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. On May 28, 2026, the maturity date was extended to
September 17, 2027
. As at May 31, 2026, the outstanding principal is $10,000 (February 28, 2026 – $10,000) and the Company has recognized accrued interest of $5,189 (February 28, 2026 – $4,937), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the Company’s CEO for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. On May 28, 2026, the maturity date was extended to September 17, 2027. As at May 31, 2026, the outstanding principal is $10,000 (February 28, 2026 – $10,000) and the Company has recognized accrued interest of $4,732 (February 28, 2026 – $4,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the Company’s CEO for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. On May 28, 2026, the maturity date was extended to September 17, 2027. As at May 31, 2026, the outstanding principal is $20,000 (February 28, 2026 – $20,000) and the Company has recognized accrued interest of $8,603 (February 28, 2026 – $8,099), which is included in due to related parties.

d)
During the year ended February 28, 2022, a third-party lender purchased a promissory note from a company controlled by a significant shareholder of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at May 31, 2026, the outstanding principal is $15,000 (February 28, 2026 – $15,000) and the Company has recognized accrued interest of $7,697 (February 28, 2026 – $7,319), which is included in due to related parties. As at May 31, 2026, the promissory note is in default.

e)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on March 2, 2023. As at May 31, 2026, the outstanding principal is $25,000 (February 28, 2026 – $25,000) and the Company has recognized accrued interest of $10,206 (February 28, 2026 – $9,575), which is included in due to related parties. As at May 31, 2026, the promissory note is in default.

f)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. As at May 31, 2026, the outstanding principal is $15,000 (February 28, 2026 – $15,000) and the Company has recognized accrued interest of $5,589 (February 28, 2026 – $5,211), which is included in due to related parties. As at May 31, 2026, the promissory note is in default.

g)
On January 31, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on January 31, 2027. As at May 31, 2026, the outstanding principal is $50,000 (February 28, 2026 - $50,000) and the Company has recognized accrued interest of $6,643 (February 28, 2026 - $5,383), which is included in due to related parties.

h)
On March 3, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 3, 2027. As at May 31, 2026, the outstanding principal is $50,000 (February 28, 2026 – $50,000) and the Company has recognized accrued interest of $6,219 (February 28, 2026 – $4,959), which is included in due to related parties.

i)
On May 9, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $29,000, which is unsecured, bears interest of 10% per annum and matures on May 9, 2027. As at May 31, 2026, the outstanding principal is $29,000 (February 28, 2026 – $29,000) and the Company has recognized accrued interest of $3,075 (February 28, 2026 – $2,344), which is included in due to related parties.

j)
On May 22, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $41,000, which is unsecured, bears interest of 10% per annum and matures on May 22, 2027. As at May 31, 2026, the outstanding principal is $41,000 (February 28, 2026 – $41,000) and the Company has recognized accrued interest of $4,201 (February 28, 2026 - $3,168), which is included in due to related parties.

k)
On July 23, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on July 23, 2027. As at May 31, 2026, the outstanding principal is $50,000 (February 28, 2026 - $50,000) and the Company has recognized accrued interest of $4,274 (February 28, 2026 - $3,014), which is included in due to related parties.

l)
On September 12, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on September 12, 2027. As at May 31, 2026, the outstanding principal is $50,000 (February 28, 2026 - $50,000) and the Company has recognized accrued interest of $3,575 (February 28, 2026 - $2,315), which is included in due to related parties.

m)
On March 17, 2026, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 17, 2029. As at May 31, 2026, the outstanding principal is $50,000 and the Company has recognized accrued interest of $1,027, which is included in due to related parties.

n)
On May 29, 2026, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on May 29, 2029. As at May 31, 2026, the outstanding principal is $25,000 and the Company has recognized accrued interest of $14, which is included in due to related parties.

o)	As at May 31, 2026, the Company owes a total of $665 (February 28, 2026 – $681) to officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

p)	During the three months ended May 31, 2026, the Company incurred salary expenses of $30,027 (R498,185) (2025 – $27,058 (R498,185)) to the CEO of the Company.

q)	During the three months ended May 31, 2026, the Company incurred directors’ fees of $16,750 (2025 – $16,750) to a Director of the Company pursuant to a Director Agreement (Note 10(a)).

r)	During the three months ended May 31, 2026, the Company incurred directors’ fees of $904 (R15,000) (2025 – $815 (R15,000)) to a Director of the Company.

s)
During the three months ended May 31, 2026, the Company incurred director fees of $17,500 (2025 - $17,500) to the Director and former Chief Operating Officer (“COO”) of the Company pursuant to a Director and Officer Agreement (Note 10(b)).

6.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at May 31, 2026, the promissory note is in default and the Company has recognized accrued interest of $15,082 (February 28, 2026 –
$
14,452), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the Company’s assets, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at May 31, 2026, the Company has recognized accrued interest of $16,765 (February 28, 2026 – $16,030), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at May 31, 2026, the promissory note is in default and the Company has recognized accrued interest of $11,751
(
February 28, 2026 –
$11,108), which is
included in accounts payable and accrued liabilities.

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

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of May 31, 2026:

Years ending February 28:	Building Lease (Operating Lease)

2027	$20,223
2028	25,571

Net minimum lease payments	45,794
Less: amount representing interest payments	(4,168)

Present value of net minimum lease payments	41,626
Less: current portion	(23,752)

Long-term portion	$17,874

8.	Common Stock

Share transactions for the three months ended May 31, 2026:

During the three months ended May 31, 2026, the Company accrued 50,000 shares of common stock issuable with a fair value of $34,250 pursuant to Director Agreements (Note 10(a) and Note 10(b)).

During the three months ended May 31, 2026, the Company issued 20,000 shares of common stock with a fair value of $13,400 for marketing services.

Share transactions for the three months ended May 31, 2025:

During
the three months ended May 31, 2025,
the Company accrued 50,000 shares of common stock issuable with a fair value of $34,250 pursuant to Director Agreements (Note 10(a) and Note 10(b)).

9.	Concentrations

The Company’s revenues were concentrated among four customers for the three months ended May 31, 2026 and four customers for the three months ended May 31, 2025.

Customer	Three months Ended May 31, 2026

1	20%
2	10%
3	8%
4	8%

Customer	Three months Ended May 31, 2025

1	25%
2	9%
3	8%
4	7%

The Company’s receivables were concentrated among two customers as at May 31, 2026, and two customers as at February 28, 2026:

Customer	May 31, 2026

1	26%
2	11%

Customer	February 28 , 2026

1	26%
2	13%

10.	Commitments and Contingencies

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

On September 1, 2024, the Company extended its agreement with the Director for a new term of 24 months, effective September 1, 2024. In consideration of services to be rendered, the Company shall pay the director 200,000 restricted shares of common stock, of which 100,000 shares will vest every 12 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,500, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2024 to February 2025.  Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $67,000, representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2025 to February 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $16,750, representing a fair value of 25,000 shares of common stock issuable for services rendered for the period from March 2026 to May 2026.

As at
May 31, 2026
, a total of 175,000 shares (February 28, 2026 – 150,000 shares) of common stock remain issuable to the director.

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

On March 1, 2024, the Company extended its agreement with the Director for a new term of 30 months, effective March 1, 2024. In consideration of services to be rendered, the Company shall pay the director 250,000 restricted shares of common stock, of which 100,000 shares will vest on or about September 1, 2025, with the remaining 150,000 shares vesting on or about September 1, 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2025 to February 2026.  Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $17,500 representing a fair value of 25,000 shares of common stock issuable for services rendered for the period from March 2026 to May 2026.

As at May 31, 2026, a total of 225,000 (February 28, 2026 – 200,000 shares) shares of common stock remain issuable to the officer and director.

11.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at May 31, 2026, the balance of the deposit was $12,296 (R200,000) (February 28, 2026 – $12,584 (R200,000)). The deposit will remain for as long as the Company uses the facility.

12.	Subsequent Event

Management has evaluated subsequent events through the date that these financial statements were issued, and none were identified except for the following:

Subsequent to the three months ended May 31, 2026, the Company issued 50,000 shares of common stock for services pursuant to a Director Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements.” All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; statements of the plans, strategies and objectives of management for future operations; statements concerning proposed new services or developments; statements regarding future economic conditions or performance; statements of belief; and statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except as required by applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. The factors impacting these risks and uncertainties include, but are not limited to:

•	Our results are vulnerable to economic conditions;
•	Our ability to raise adequate working capital;
•	Loss of customers or sales weakness;
•	Inability to achieve sales levels or other operating results;
•	The unavailability of funds for expansion purposes;
•	Operational inefficiencies; and
•	Increased competitive pressures from existing competitors and new entrants.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	Whether our system will be adaptable to countries other than South Africa;
•	Whether we will develop interest in our software system in other countries into which we plan to expand; and
•	The level of activity of credit facilities and their need for our software.

Results of Operations — For the three months ended May 31, 2026 and May 31, 2025

Revenues

Our revenues for the three-month periods ended May 31, 2026 and 2025 were $226,347 and $170,414, respectively, reflecting an increase in revenues of $55,933, which increase is primarily attributable to increased revenue generated from the Company’s software development, and an increase in transactional revenue, from new and existing clients in the credit industry in South Africa.

Net Loss

We had net losses of $115,440 and $141,986 for the three months ended May 31, 2026 and 2025, respectively, reflecting a decrease net loss of $26,546, which is primarily attributable to increased revenues and gross profit during the period, partially offset by higher general and administrative expenses.

Expenses

We incurred total expenses of $269,811 and $258,432, respectively, for the three months ended May 31, 2026 and 2025, reflecting an increase in expenses of $11,379, which is primarily attributable to an increase in general and administrative expenses during the period.

Liquidity and Capital Resources

Working Capital

We had negative working capital of $380,139 at May 31, 2026 and negative working capital of $266,715 at our fiscal year end of February 28, 2026, representing a decrease in working capital of $113,424.

3

Cash Flows

Our net cash used in operating activities was $74,222 and $130,676 for the three months ended May 31, 2026 and 2025, respectively.

Our net cash used in investing activities was $1,189 and $0, respectively, for the three months ended May 31, 2026 and 2025.

Our net cash provided by financing activities was $75,000 and $120,000 for the three months ended May 31, 2026 and 2025, respectively.

Off-Balance Sheet Arrangements

None.

4

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2026, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of May 31, 2026, we did not maintain effective controls over our control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures, which has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity-level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings, and no such proceedings are known to be contemplated

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2026, the Company issued 20,000 shares of common stock for marketing services.

During the three months ended May 31, 2026, the Company also accrued 50,000 shares of common stock issuable pursuant to Director Agreements. Although the shares were issued subsequent to May 31, 2026, the shares were earned and accrued during the quarter ended May 31, 2026 pursuant to the applicable Director Agreements.

The securities described above were issued, accrued, or subsequently issued in consideration for services rendered, in transactions not involving a public offering, and were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriters were involved in the foregoing transactions, and the Company did not receive any cash proceeds from the issuance, accrual, or subsequent issuance of such securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (Section 302).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (Section 302).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPAY, INC.

Date: July 14, 2026	By:	/s/ Jacob Casper Folscher
Jacob Casper Folscher
Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2026	By:	/s/ Jacob Casper Folscher]
Chief Financial Officer
(Principal Financial Officer)

7