Form 10-Q
period 2026-08-31
UPAY
filed 2026-10-20
CIK 1677897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:
333-212447

UPAY, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1793622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Highway, Dallas, Texas 75234
(Address of principal executive offices) (Zip Code)

(972) 888-6052
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes
☒
   No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes
☒
   No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes
☐
   No
☒

As of October
20
, 2026, the registrant had 18,665,211 shares of common stock, $0.001 par value, issued and outstanding.

UPAY, INC.
FORM 10-Q
For the Quarterly Period Ended August 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include, without limitation, statements about our expected revenues, expenses, liquidity and capital needs, our ability to continue as a going concern, the integration and expected contribution of Acheron Systems (Pty) Ltd., our plans to fund operations through equity financing, and other statements that are not historical facts. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should," "will," "would" and similar expressions identify forward-looking statements.

Forward-looking statements are based on management's current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially. These include our history of losses and the substantial doubt about our ability to continue as a going concern; our dependence on loans and advances from related parties; our ability to raise additional capital on acceptable terms; customer concentration; fluctuations in the South African rand against the U.S. dollar; economic, regulatory and political conditions in South Africa and in the credit provider industry we serve; competition; our ability to integrate acquired businesses; and the other risks described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 (the "2026 Annual Report"). Readers should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we undertake no obligation to update them.

Unless the context otherwise requires, references in this report to "UPAY," the "Company," "we," "us" and "our" refer to UPAY, Inc. and its consolidated subsidiaries. All dollar amounts are in U.S. dollars unless otherwise indicated; "R" or "ZAR" refers to the South African rand. Our fiscal year ends on February 28 (or February 29). "Fiscal 2027" refers to the fiscal year ending February 28, 2027.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited interim consolidated financial statements of UPAY, Inc. as of August 31, 2026 and for the three and six months ended August 31, 2026 and 2025 follow. They should be read together with the audited consolidated financial statements and notes in the 2026 Annual Report.

UPAY, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	August 31,	February 28,
	2026	2026
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$117,304	$96,279
Accounts receivable, net of allowance	64,303	44,553
Prepaid expenses and other current assets	12,242	12,779
Total Current Assets	193,849	153,611

Property and Equipment, Net (Note 4)	41,255	13,048
Right-of-use Assets, Net (Note 5)	36,279	48,166
Deposit (Note 12)	12,378	12,584
Total Assets	$283,761	$227,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$213,705	$138,317
Due to related parties (Note 6)	47,887	61,484
Current portion of lease liabilities (Note 8)	24,846	23,383
Current portion of notes payable (Note 7)	1,642	1,642
Current portion of notes payable in default (Note 7)	50,500	50,500
Notes payable – Related parties (Note 6)	–	145,000
Total Current Liabilities	338,580	420,326

Non-Current Liabilities
Lease liabilities (Note 8)	11,433	24,783
Notes payable (Note 7)	76,158	76,158
Notes payable – Related parties (Note 6)	140,000	220,000
Total Liabilities	$566,171	$741,267

Stockholders' Deficit
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common Stock, $0.001 par value, 100,000,000 shares authorized; 18,665,211 and 17,595,211 shares issued and outstanding, respectively	18,665	17,595
Common Stock Issuable	342,251	240,500
Additional Paid-in Capital	3,866,536	2,865,037
Accumulated Deficit	(4,452,327)	(3,569,874)
Accumulated Other Comprehensive Loss	(62,823)	(67,116)
Total UPAY Stockholders' Deficit	(287,698)	(513,858)

Noncontrolling Interest	5,288	–
Total Stockholders' Deficit	(282,410)	(513,858)

Total Liabilities and Stockholders' Deficit	$283,761	$227,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.
4

UPAY, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue	$285,256	$188,947	$511,603	$359,361
Cost of revenue	(99,146)	(45,201)	(158,551)	(87,785)
Gross Profit	186,110	143,746	353,052	271,576

Expenses
Depreciation (Note 4)	1,604	1,757	3,225	3,475
General and administrative	426,234	247,260	694,424	503,974
Total Expenses	427,838	249,017	697,649	507,449

Loss Before Other Income (Expenses) and Income Taxes	(241,728)	(105,271)	(344,597)	(235,873)

Other Income (Expenses)
Interest income	237	1,646	543	1,904
Interest expense	(13,360)	(13,627)	(26,237)	(25,269)
Loss on settlement of notes payable – related party (Notes 7 and 9)	(515,595)	–	(515,595)	–
Loss Before Income Taxes	(770,446)	(117,252)	(885,886)	(259,238)

Provision for income taxes	–	–	–	–
Net Loss	(770,446)	(117,252)	(885,886)	(259,238)

Net loss attributable to noncontrolling interest	9,371	–	9,371	–
Net loss attributable to UPAY Inc.	(761,075)	(117,252)	(876,515)	(259,238)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments attributable to noncontrolling interest	–	–	–	–
Foreign currency translation adjustments attributable to UPAY Inc.	(355)	(1,267)	4,293	(1,251)

Comprehensive Loss	(770,801)	(118,519)	(881,593)	(260,489)
Comprehensive Loss attributable to noncontrolling interest	9,371	–	9,371	–
Comprehensive Loss attributable to UPAY Inc.	$(761,430)	$(118,519)	$(872,222)	$(260,489)

Net Loss Per Share attributable to UPAY Inc. shareholders – Basic and Diluted	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Weighted-average Common Shares Outstanding – Basic and Diluted	18,199,035	16,845,211	18,159,089	16,845,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, INC.
Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

For the Three and Six Months Ended August 31, 2025

						Accumulated	Total
			Additional	Common		Other	UPAY's		Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Issuable	Deficit	Loss	Deficit	Interest	Deficit
Balance – February 28, 2025	16,595,211	$16,595	$1,646,037	$103,500	$(2,163,251)	$(71,737)	$(468,856)	$–	$(468,856)
Common stock issuable for services	–	–	–	34,250	–	–	34,250	–	34,250
Net loss	–	–	–	–	(141,986)	–	(141,986)	–	(141,986)
Foreign currency translation adjustments	–	–	–	–	–	16	16	–	16
Balance – May 31, 2025	16,595,211	$16,595	$1,646,037	$137,750	$(2,305,237)	$(71,721)	$(576,576)	$–	$(576,576)
Common stock issuable for services	–	–	–	34,250	–	–	34,250	–	34,250
Net loss	–	–	–	–	(117,252)	–	(117,252)	–	(117,252)
Foreign currency translation adjustments	–	–	–	–	–	(1,267)	(1,267)	–	(1,267)
Balance – August 31, 2025	16,595,211	$16,595	$1,646,037	$172,000	$(2,422,489)	$(72,988)	$(660,845)	$–	$(660,845)

UPAY, INC.
Consolidated Statements of Stockholders' Deficit and Accumulated Other Comprehensive Loss
(Expressed in U.S. dollars)
(unaudited)

For the Three and Six Months Ended August 31, 2026

						Accumulated	Total
			Additional	Common		Other	UPAY's		Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Issuable	Deficit	Loss	Deficit	Interest	Deficit
Balance – February 28, 2026	17,595,211	$17,595	$2,865,037	$240,500	$(3,569,874)	$(67,116)	$(513,858)	$–	$(513,858)
Common stock issued for services	20,000	20	13,380	–	–	–	13,400	–	13,400
Common stock issuable for services	–	–	–	34,250	–	–	34,250	–	34,250
Net loss	–	–	–	–	(115,440)	–	(115,440)	–	(115,440)
Foreign currency translation adjustments	–	–	–	–	(5,938)	4,648	(1,290)	–	(1,290)
Balance – May 31, 2026	17,615,211	$17,615	$2,878,417	$274,750	$(3,691,252)	$(62,468)	$(582,938)	$–	$(582,938)
Common stock issuable for services	–	–	–	137,501	–	–	137,501	–	137,501
Common stock issued for services	50,000	50	69,950	(70,000)	–	–	–	–	–
Common stock issued for settlement of notes payable – related party	1,000,000	1,000	899,000	–	–	–	900,000	–	900,000
Acquisition of Acheron Systems (Pty) Ltd. – related party	–	–	19,169	–	–	–	19,169	14,659	33,828
Net loss	–	–	–	–	(761,075)	–	(761,075)	(9,371)	(770,446)
Foreign currency translation adjustments	–	–	–	–	–	(355)	(355)	–	(355)
Balance – August 31, 2026	18,665,211	$18,665	$3,866,536	$342,251	$(4,452,327)	$(62,823)	$(287,698)	$5,288	$(282,410)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months Ended	Six Months Ended
	August 31, 2026	August 31, 2025
Cash Flows from Operating Activities
Net loss attributable to UPAY Inc.	$(876,515)	$(259,238)
Net loss attributable to noncontrolling interest	(9,371)	–
Net loss	(885,886)	(259,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued or issuable for services	185,151	68,500
Depreciation	3,225	3,475
Loss on settlement of notes payable – related party	515,595	–
Provision for bad debt	1,574	5,473
Changes in operating assets and liabilities:
Accounts receivable	9	(5,589)
Prepaid expenses and other current assets	500	35,217
Accounts payable and accrued liabilities	75,546	(56,833)
Due to related parties	30,007	20,227
Net Cash Used in Operating Activities	(74,279)	(188,768)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,199)	(830)
Cash acquired upon acquisition of Acheron Systems (Pty) Ltd. – related party	3,754	–
Net Cash Provided by (Used in) Investing Activities	1,555	(830)

Cash Flows from Financing Activities
Proceeds from notes payable to related parties	100,000	170,000
Net Cash Provided by Financing Activities	100,000	170,000

Effect of Exchange Rate Changes on Cash	(6,251)	(246)

Change in Cash and Cash Equivalents	21,025	(19,844)
Cash and Cash Equivalents – Beginning of Period	96,279	55,362
Cash and Cash Equivalents – End of Period	$117,304	$35,518

Supplemental Disclosures of Cash Flow Information:
Interest paid	$26,237	$24,735
Income taxes paid	$–	$–

Non-cash Investing and Financing Activities:

Common stock issued for settlement of notes payable – related party	$384,405	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UPAY, INC.
Notes to the Consolidated Financial Statements
August 31, 2026
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

UPAY, Inc. (the "Company") was incorporated in the State of Nevada on July 8, 2015 by a Share Exchange Agreement dated November 4, 2015, the Company agreed to acquire all of the issued and outstanding shares of Rent Pay (Pty) Ltd ("Rent Pay"), in exchange for 200,000 shares of the Company's common stock. The acquisition was a capital transaction in substance and therefore was accounted for as a recapitalization. Rent Pay was incorporated in South Africa on February 1, 2012. Because Rent Pay was deemed to be the acquirer for accounting purposes, the consolidated financial statements are presented as a continuation of Rent Pay and include the results of operations of Rent Pay since incorporation on February 1, 2012, and the results of operations of the Company since the date of acquisition on November 4, 2015. On March 2, 2022, the Company acquired a controlling interest in Miway Finance Inc. ("Miway"), which was determined to be a transaction between entities under common control. On May 30, 2023, the Company incorporated a wholly-owned subsidiary, taking a 51% controlling interest in Huntpal LLC ("Huntpal"). On June 13, 2024, the Company acquired the remaining non-controlling interest in Huntpal, increasing its ownership to 100%. On May 28, 2024, the Company acquired a controlling interest in AML Go (Pty) Ltd ("AML") which was incorporated on July 3, 2023. AML was determined to be an entity under common control, and the transaction was considered immaterial due to the nominal assets and liabilities at the time of acquisition. On March 30, 2026, the Company incorporated a wholly-owned subsidiary, Petra Software LLC ("Petra USA"). On May 21, 2026, the Company incorporated Petra Software (Pty) Ltd. ("Petra"), a subsidiary under Petra USA, taking an initial controlling interest of 84%. On June 17, 2026, Petra acquired 100% interest in Acheron Systems (Pty) Ltd. ("Acheron"), which was determined to be a related party transaction and was accounted for as a business combination. As a result of the acquisition, Petra USA's interest in Petra decreased to 57%.

Rent Pay and Acheron operate principally in South Africa and engage in software development and licensing and provide services to the credit provider industry.

2.         Summary of Significant Accounting Policies

a) Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year end is February 28. The consolidated financial statements include the accounts of the Company and its subsidiaries, as follows:

As of August 31, 2026, the Company's consolidated subsidiaries were as follows:

Entity	Jurisdiction	Parent	Ownership Interest
Rent Pay (Pty) Ltd.	South Africa	UPAY, Inc.	100%
Miway Finance Inc.	United States	UPAY, Inc.	48%
Huntpal LLC	United States	UPAY, Inc.	100%
AML Go (Pty) Ltd.	South Africa	UPAY, Inc.	57%
Petra Software LLC	United States	UPAY, Inc.	100%
Petra Software (Pty) Ltd.	South Africa	Petra Software LLC	57%
Acheron Systems (Pty) Ltd.	South Africa	Petra Software (Pty) Ltd.	100%

All significant intercompany transactions and accounts have been eliminated in consolidation.

b) Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end February 28, 2026, have been omitted.

c) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Business Combination

The business combination method of accounting is used to account for the acquisition of businesses by the Company. The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued, and debt incurred or assumed at the acquisition date. Costs directly attributable to the acquisition are expensed in the period incurred. The fair value of the assets and liabilities acquired is determined and compared to the fair value of the consideration paid. If the fair value of the consideration paid exceeds the fair value of the net assets acquired, then goodwill is recognized.

e) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2026, the Company does not have revenues sufficient to execute its business plan. The Company intends to fund operations through equity financing arrangements. There is no assurance that this will be successful. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

f) Segment Information

In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to report financial and descriptive information about its reportable operating segments. The Company has one operating segment as of August 31, 2026, and February 28, 2026. The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions. Accordingly, all assets are considered to relate to the single operating segment and are consistent with the total assets presented on the Company's consolidated balance sheet. The Company's Chief Operating Decision Maker ("CODM") is its executive management committee. The CODM allocates resources and evaluates the performance of the Company using the information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

g) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

h) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”. Share-based awards, including restricted stock units ("RSUs"), are measured at their grant-date fair value and recognized as compensation expense over the requisite service period, which is generally the vesting period of the award. Equity-classified awards are measured at grant-date fair value and are not subsequently remeasured unless the award is modified. Compensation expense is recognized on a straight-line basis over the vesting period for awards subject solely to service-based vesting conditions.

For RSUs, the grant-date fair value is generally determined based on the fair value of the Company's common stock on the grant date. The Company recognizes forfeitures as they occur. Stock-based compensation expense is included within operating expenses in the consolidated statements of operations, with a corresponding increase to additional paid-in capital or stock issuable, as applicable.

Upon settlement of vested RSUs, the related amounts previously recognized in stock issuable or additional paid-in capital are reclassified to common stock and additional paid-in capital within stockholders' equity. Any modifications to outstanding awards are accounted for in accordance with ASC 718, and incremental compensation cost, if any, is recognized over the remaining requisite service period.

i) Noncontrolling Interest

The Company accounts for noncontrolling interests in accordance with ASC 810, “Consolidation”. Noncontrolling interest represents the portion of the equity in consolidated subsidiaries that is not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the consolidated balance sheets. Net income or loss and comprehensive income or loss are attributed to the controlling and noncontrolling interests based on their respective ownership interests.

Changes in the Company's ownership interest in a consolidated subsidiary that do not result in a loss of control are accounted for as equity transactions. Accordingly, any difference between the consideration paid or received and the corresponding adjustment to the carrying amount of the noncontrolling interest is recognized directly in equity attributable to the Company's stockholders.

Losses attributable to the noncontrolling interest are allocated to the noncontrolling interest even if such allocation results in a deficit balance. Upon the loss of control of a subsidiary, the Company derecognizes the assets, liabilities, and noncontrolling interest of the former subsidiary and recognizes any resulting gain or loss in earnings

3.	Acquisition of Acheron Systems (Pty) Ltd. – Related Party

On June 17, 2026, Petra Software (Pty) Ltd. ("Petra"), a subsidiary under majority control of the Company, entered into a share-for-share exchange agreement with Acheron Systems (Pty) Ltd. ("Acheron") to acquire all the issued and outstanding shares of Acheron in exchange for 2,900,000 ordinary no-par-value shares of Petra (the "Transaction"). The Company accounted for the transaction as a business combination. The transaction was a related party transaction.

These interim consolidated financial statements include the accounts of Acheron since the date of acquisition and the historical accounts of the Company since inception.

Petra was incorporated for the sole purpose of acquiring Acheron. Prior to the acquisition, Petra had no operating activities and did not own any significant assets, intellectual property, patents, customer relationships, or other identifiable intangible assets. Consequently, management determined that the fair value of the equity interests issued by Petra was best evidenced by the fair value of Acheron acquired in the transaction.

Management performed a preliminary assessment of the identifiable assets acquired and liabilities assumed and concluded that the fair value of Acheron's equity interests approximated the fair value of its identifiable net assets as of the acquisition date. As a result, the preliminary fair value of the consideration transferred was determined to be equal to the preliminary fair value of the net assets acquired.

The preliminary purchase price allocation for the acquisition of Acheron is summarized as follows:

Preliminary acquisition consideration
Ordinary no-par-value shares of Petra	$33,828
Total preliminary acquisition consideration	$33,828

Fair value of net assets acquired
Cash and cash equivalents	$3,754
Accounts receivable	20,188
Provisional tax paid	67
Property and equipment	29,440
Accounts payable and accrued liabilities	(4,093)
Related party loan	(15,528)
Total fair value of net assets acquired	$33,828

Noncontrolling interest at acquisition	$14,659
Company’s share in acquired net assets	19,169
Total fair value of net assets acquired	$33,828

In accordance with the business combination method of accounting, the acquisition cost has been allocated to the identifiable underlying assets acquired and liabilities assumed, based upon their estimated fair value at the date of acquisition.

In accordance with ASC 805-30-30-2, the fair value of the ordinary no-par-value shares issued by Petra was determined using the fair value of Acheron's equity interests, which management concluded was more readily determinable than the fair value of the shares issued. Based on management's preliminary assessment, the fair value of the identifiable net assets acquired approximated the fair value of Acheron's equity interests at the acquisition date; therefore, the preliminary acquisition consideration was determined to be $33,828.

The purchase price allocation is preliminary and subject to refinement during the measurement period. The Company is continuing its assessment of the fair value of acquired assets and assumed liabilities, including customer relationships, developed technology, and other identifiable intangible assets that may exist. Any adjustments resulting from the completion of the purchase price allocation will be recognized in accordance with ASC 805.

Pro Forma Financial
Information

The following unaudited pro forma consolidated result of operations for the three and six month ended August 31, 2026 assuming the acquisition of Acheron Systems (Pty) Ltd. was completed on March 1, 2026:

	Three Month Ended August 31, 2026	Six Month Ended August 31, 2026
Pro-forma total revenues	$302,772	$608,083
Pro-forma net income (loss) attributable to UPAY Inc.	$(724,112)	$(847,421)

The unaudited pro-forma consolidated results above are based on the historical financial statements of Acheron Systems (Pty) Ltd., UPAY Inc., Rent Pay (Pty) Ltd, Miway Finance Inc., Huntpal LLC, AML Go (Pty), Petra Software, Petra Software (Pty) Ltd. are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at March 1, 2026, and are not indicative of the future of the combined company. The pro-forma results of operations also include the effects of the purchase accounting adjustments.

4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

		Accumulated	August 31, 2026	February 28, 2026
	Cost	Depreciation	Net Carrying Value	Net Carrying Value
Computer equipment	$30,251	$(20,791)	$9,460	$1,106
Computer software	206,000	(206,000)	–	–
Furniture and fixtures	15,469	(12,411)	3,058	2,256
Motor vehicle	49,163	(20,465)	28,698	9,577
Office equipment	16,043	(16,004)	39	109
Total	$316,926	$(275,671)	$41,255	$13,048

During the six months ended August 31, 2026, the Company recorded depreciation expense of $3,225 (2025 – $3,475). During the six months ended August 31, 2026 the Company acquired fixed assets with a fair value of $29,440 pursuant to the acquisition of Acheron (Note 3). During the six months ended August 31, 2026 the Company acquired fixed assets of $1,471 (2025 – $830) of computer equipment and $728 (2025 – $nil) of furniture and fixtures.

5.	Right-of-Use Assets, Net

Right-of-use assets, net, consist of the following:

		Accumulated	August 31, 2026	February 28, 2026
	Cost	Amortization	Net Carrying Value	Net Carrying Value
Right-of-use building (operating lease)	$61,038	$(24,759)	$36,279	$48,166
Total	$61,038	$(24,759)	$36,279	$48,166

During the six months ended August 31, 2026, the Company recorded rent expense of $13,199 (2025 – $11,562) related to Company's right-of-use building.

6.	Due to Related Parties and Notes Payable – Related Parties

a)
On March 24, 2021, the Company entered into a promissory note with the Chief Executive Officer ("CEO") of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 24, 2022. On May 28, 2026, the maturity date of the note was extended to September 17, 2027. As at August 31, 2026, the outstanding principal is $10,000 (February 28, 2026 – $10,000) and the Company has recognized accrued interest of $5,441 (February 28, 2026 – $4,937), which is included in due to related parties.

b)
On September 7, 2021, the Company entered into a promissory note with the CEO of the Company for $10,000, which is unsecured, bears interest of 10% per annum and matured on March 7, 2022. On May 28, 2026, the maturity date of the note is extended to September 17, 2027. As at August 31, 2026, the outstanding principal is $10,000 (February 28, 2026 – $10,000) and the Company has recognized accrued interest of $4,983 (February 28, 2026 – $4,479) which is included in due to related parties.

c)
On February 11, 2022, the Company entered into a promissory note with the CEO of the Company for $20,000, which is unsecured, bears interest of 10% per annum and matured on February 11, 2023. On May 28, 2026, the maturity date of the note is extended to September 17, 2027. As at August 31, 2026, the outstanding principal is $20,000 (February 28, 2026 – $20,000) and the Company has recognized accrued interest of $9,107 (February 28, 2026 – $8,099), which is included in due to related parties.

d)
During the year ended February 28, 2022, a company controlled by a significant shareholder of the Company purchased from a third-party lender a promissory note of the Company in the amount of $15,000, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. On August 28, 2026, the Company settled the outstanding principal of $15,000 and accrued interest of $8,063 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $15,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $7,319), which is included in due to related parties.

e)
On May 2, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 2, 2023. On August 28, 2026, the Company settled the outstanding principal of $25,000 and accrued interest of $10,815 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $25,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $9,575), which is included in due to related parties.

f)
On September 9, 2022, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $15,000, which is unsecured, bears interest of 10% per annum and matured on September 9, 2023. On August 28, 2026, the Company settled the outstanding principal of $15,000 and accrued interest of $5,955 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $15,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $5,211), which is included in due to related parties.

g)
On January 31, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on January 31, 2027. On August 28, 2026, the Company settled the outstanding principal of $50,000 and accrued interest of $7,863 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $50,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $5,383), which is included in due to related parties.

h)
On March 3, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 3, 2027. On August 28, 2026, the Company settled the outstanding principal of $50,000 and accrued interest of $7,438 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $50,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $4,959), which is included in due to related parties.

i)
On May 9, 2025, the
Company
entered into a promissory note with a company controlled by a significant shareholder of the Company for $29,000, which is unsecured, bears interest of 10% per annum and matures on May 9, 2027. On August 28, 2026, the Company settled the outstanding principal of $29,000 and accrued interest of $3,782 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $29,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $2,344), which is included in due to related parties.

j)
On May 22, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $41,000, which is unsecured, bears interest of 10% per annum and matures on May 22, 2027. On August 28, 2026, the Company settled the outstanding principal of $41,000 and accrued interest of $5,201 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $41,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $3,168), which is included in due to related parties.

k)
On July 23, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on July 23, 2027. On August 28, 2026, the Company settled the outstanding principal of $50,000 and accrued interest of $5,493 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $50,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $3,014), which is included in due to related parties.

l)
On September 12, 2025, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on September 12, 2027. On August 28, 2026, the Company settled the outstanding principal of $50,000 and accrued interest of $4,795 through the issuance of common stock (Note 9(b)). As at August 31, 2026, the outstanding principal is $nil (February 28, 2026 – $50,000) and the Company has recognized accrued interest of $nil (February 28, 2026 – $2,315), which is included in due to related parties.

m)
On March 17, 2026, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on March 17, 2029. As at August 31, 2026, the outstanding principal is $50,000 and the Company has recognized accrued interest of $2,288, which is included in due to related parties.

n)
On May 29, 2026, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $25,000, which is unsecured, bears interest of 10% per annum and matures on May 29, 2029. As at August 31, 2026, the outstanding principal is $25,000 and the Company has recognized accrued interest of $644, which is included in due to related parties.

o)
On July 27, 2026, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $
25,000
, which is unsecured, bears interest of
10
% per annum and matures on July 27, 2029. As at August 31, 2026, the outstanding principal is $
25,000
and the Company has recognized accrued interest of $
240
, which is included in due to related parties.

On August 28, 2026, the Company issued 1,000,000 shares of common stock with a fair value of $900,000 to settle the outstanding principals and accrued interest for the notes payable as discussed in note 6(d) through 6(l) totaling $384,405 and resulting in a loss on settlement of debt of $515,595 (Note 9(b)).

p)
As at August 31, 2026, the Company owes a total of $25,184 (February 28, 2026 – $681) to a director and officers of the Company for advances, which are unsecured, non-interest bearing and due on demand.

q)	During the six months ended August 31, 2026, the Company incurred salary expenses of $60,507 (R996,370) (2025 – $55,120 (R996,370)) to the CEO of the Company.

r)	During the six months ended August 31, 2026, the Company incurred directors' fees of $33,500 (2025 – $33,500) to a Director of the Company pursuant to a Director Agreement (Note 11(a)).

s)	During the six months ended August 31, 2026, the Company incurred directors' fees of $2,277 (R37,500) (2025 – $2,075 (R37,500)) to a Director of the Company.

t)
During the six months ended August 31, 2026, the Company incurred director fees of $35,000 (2025 – $35,000) to the Director and former Chief Operating Officer ("COO") of the Company pursuant to a Director and Officer Agreement (Note 11(b)).

u)	During the six months ended August 31, 2026, the Company incurred director fees of $10,130 (R165,595) (2025 – $nil (Rnil)) to a Director of the Company.

v)	During the six months ended August 31, 2026, the Company incurred director fees of $132,222 (2025 – $nil) to a Director of the Company pursuant to a Director and Officer Agreement (Note 11(c)).

w)	During the six months ended August 31, 2026, the Company incurred director fees of $15,000 (2025 – $nil) to a Director of the Company pursuant to a Director and Officer Agreement (Note 11(d)).

7.	Notes Payable

a)
On May 20, 2020, the Company entered into a promissory note with a third-party lender for $25,000, which is unsecured, bears interest of 10% per annum and matured on May 20, 2023. As at August 31, 2026, the Company has recognized accrued interest of $15,712 (February 28, 2026 – $14,452), which is included in accounts payable and accrued liabilities.

b)
On May 27, 2020, the Company entered into a promissory note with the U.S. Small Business Administration for $77,800, which is secured by the assets of the Company, bears interest of 3.75% per annum and matures on May 27, 2050. Instalment payments, including principal and interest, of $380 per month will begin 12 months from the date of the promissory note. As at August 31, 2026, the Company has recognized accrued interest of $17,500 (February 28, 2026 – $16,030), which is included in accounts payable and accrued liabilities.

c)
On October 22, 2021, the Company entered into a promissory note with a third-party lender for $25,500, which is unsecured, bears interest of 10% per annum and matured on October 13, 2023. As at August 31, 2026, the Company has recognized accrued interest of $12,394 (February 28, 2026 – $11,108), which is included in accounts payable and accrued liabilities.

8.            Lease Liabilities

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

The following is a schedule by years of future minimum lease payments under the remaining finance leases together with the present value of the net minimum lease payments as of August 31, 2026:

Building Lease
(Operating Lease)
Years ending February 28:
2027	$13,632
2028	25,742
Net minimum lease payments	39,374
Less: amount representing interest payments	(3,095)
Present value of net minimum lease payments	36,279
Less: current portion	(24,846)
Long-term portion	$11,433

9.	Common Stock

Share transactions for the six months ended August 31, 2026:

a)	On July 17, 2026, the Company issued 50,000 shares of common stock with a fair value of $70,000 pursuant to the Director Agreement (Note 11(c)).

b)
On August 28, 2026, the Company issued 1,000,000 shares of common stock with a fair value of $900,000 to settle notes payable to related parties and accrued interest totaling $384,405, resulting in a loss on settlement of debt of $515,595 (Note 6(o).

c)
During the six months ended August 31, 2026, the Company accrued 161,111 shares of common stock issuable with a fair value of $189,693 pursuant to the Director Agreements (Note 11(a), Note 11(b), Note 11(c) and Note 11(d)).

d)	During the six months ended August 31, 2026, the Company issued 20,000 shares of common stock with a fair value of $13,400 for marketing services.

Share transactions for the six months ended August 31, 2025:

e)	During the six months ended August 31, 2025, the Company accrued 100,000 shares of common stock issuable with a fair value of $68,500 pursuant to Director Agreements (Note 11(a) and Note 11(b)).

10.	Concentrations

The Company's revenues were concentrated among four customers for the six months ended August 31, 2026 and two customers for the six months ended August 31, 2025.

	Six Months Ended	Six Months Ended
	August 31, 2026	August 31, 2025
Customer 1	21%	24%
Customer 2	9%	9%
Customer 3	8%	–
Customer 4	8%	–

The Company's receivables were concentrated among two customers as at August 31, 2026, and two customers as at February 28, 2026:

	August 31, 2026	February 28, 2026
Customer 1	26%	26%
Customer 2	9%	13%

11.	Commitments and Contingencies

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

On September 1, 2024, the Company extended its agreement with the Director for a new term of 24 months, effective September 1, 2024. In consideration of services to be rendered, the Company shall pay the Director 200,000 restricted shares of common stock, of which 100,000 shares will vest every 12 months over the term. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,500, representing a fair value of 50,000 shares of common stock issuable for services rendered for the period from September 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $67,000, representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2025 to February 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $33,775, representing a fair value of 49,725 shares of common stock issuable for services rendered for the period from March 2026 to August 2026.

As at August 31, 2026, a total of 199,725 shares (February 28, 2026 – 150,000 shares) of common stock remain issuable to the director.

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

On March 1, 2024, the Company extended its agreement with the Director for a new term of 30 months, effective March 1, 2024. In consideration of services to be rendered, the Company shall pay the director 250,000 restricted shares of common stock, of which 100,000 shares will vest on or about September 1, 2025, with the remaining 150,000 shares vesting on or about September 1, 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2024 to February 2025. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $70,000 representing a fair value of 100,000 shares of common stock issuable for services rendered for the period from March 2025 to February 2026. Pursuant to the terms of the extended agreement, the Company recognized board member compensation of $52,932 representing a fair value of 49,589 shares of common stock issuable for services rendered for the period from March 2026 to August 2026.

As at August 31, 2026, a total of 249,589 shares (February 28, 2026 – 200,000 shares) of common stock remain issuable to the officer and director.

c)
On September 20, 2025, the Company entered into agreements with a Director of the Company for director services and management services for a term of
36 months
. In consideration for the services to be provided by the Director, the Company agreed to pay the Director 300,000 restricted shares of common stock, of which 50,000 shares will vest every
6 months
. Pursuant to the terms of the agreement, the Company recognized board member compensation of $62,391 representing a fair value of 44,565 shares of common stock issuable for services rendered for the period from September 2025 to August 2026. On June 17, 2026, the Company issued the 50,000 shares of common stock issuable.

As at August 31, 2026, a total of 44,565 shares (February 28, 2026 – nil shares) of common stock remain issuable to the Director.

d)
On July 1, 2026, the Company entered into agreements with a Director of the Company for director services and management services for a term of 24 months. In consideration for the services to be provided by the Director, the Company agreed to pay the Director 200,000 restricted shares of common stock, of which 50,000 shares will vest every 6 months. Pursuant to the terms of the agreement, the Company recognized board member compensation of $14,918 representing a fair value of 16,576 shares of common stock issuable for services rendered for the period from July 2026 to August 2026.

As at August 31, 2026, a total of 16,576 shares (February 28, 2026 – nil shares) of common stock remain issuable to the Director.

12.	Deposit

On October 15, 2021, the Company paid a R800,000 deposit to set up an electronic funds transfer debit facility with a vendor, which does not require a physical facility. During the year ended February 29, 2024, R600,000 of the deposit was returned to the Company. As at August 31, 2026, the balance of the deposit was $12,378 (R200,000) (February 28, 2026 – $12,584 (R200,000)). The deposit will remain for as long as the Company uses the facility.

13.	Subsequent Events

Management has evaluated subsequent events through the date that these financial statements were issued, and identified the following:

a)
By unanimous written Board of Directors consent dated September 21, 2026 and signed by all of the Company's directors between September 22 and 24, 2026, the Board of Directors ratified the subscription by Petra Software LLC for 5,100,000 shares (56.7%) of Petra Software (Pty) Ltd, and acknowledged the acquisition of Acheron Systems (Pty) Ltd by Petra Software (Pty) Ltd and the related-party relationships arising from it (Note 3). The subscription and acquisition transactions were completed on June 17, 2026 pursuant to agreements executed by management, and control of Petra Software (Pty) Ltd and Acheron Systems (Pty) Ltd transferred on that date. The Board of Directors consent constituted a formal ratification of actions previously approved and implemented and did not modify the acquisition date, transfer of control, or timing of consolidation.

b)
On October 1, 2026, the Company entered into a promissory note with a company controlled by a significant shareholder of the Company for $50,000, which is unsecured, bears interest of 10% per annum and matures on October 1, 2029.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with our unaudited consolidated financial statements and related notes in Item 1 of this report, and with the audited consolidated financial statements, related notes and Management's Discussion and Analysis in the 2026 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements" above.  UPAY, Inc. is referred to “we,” “our” or “us.”

Overview

UPAY, Inc. is a Nevada holding company. Through its operating subsidiaries, principally Rent Pay (Pty) Ltd. and, since June 17, 2026, Acheron Systems (Pty) Ltd., it develops and licenses software and provides related services to the credit provider industry, mainly in South Africa. We manage the business as a single operating segment.

Most of our revenue and operating costs are in South African rand, while we report in U.S. dollars. Our reported results are therefore affected by changes in the rand/dollar exchange rate.

We have a history of operating losses. At August 31, 2026, we had an accumulated deficit of $4,452,327, a working capital deficit of $144,731 and a total stockholders' deficit of $287,698. These conditions raise substantial doubt about our ability to continue as a going concern. See "Liquidity and Capital Resources – Going Concern" below.

Results of Operations

Three Months Ended August 31, 2026 Compared to Three Months Ended August 31, 2025

	Three Months	Three Months	Change	Change
	2026	2025	$	%
Revenue	285,256	188,947	96,309	51.0%
Cost of revenue	99,146	45,201	53,945	119.3%
Gross profit	186,110	143,746	42,364	29.5%

Depreciation	1,604	1,757	(153)	(8.7)%
General and administrative	426,234	247,260	178,974	72.4%
Total operating expenses	427,838	249,017	178,821	71.8%

Loss from operations	(241,728)	(105,271)	(136,457)	(129.6)%
Interest income	237	1,646	(1,409)	(85.6)%
Interest expense	(13,360)	(13,627)	267	2.0%
Loss on settlement of notes payable	(515,595)	–	(515,595)	n/m
Net loss	(770,446)	(117,252)	(653,194)	(557.1)%
Net loss attributable to noncontrolling interest	9,371	–	9,371	n/m
Net loss attributable to UPAY, Inc.	(761,075)	(117,252)	(643,823)	(549.1)%

Costs and expenses are shown as positive amounts; losses and other expense items are shown in parentheses. Percentage changes are calculated on the absolute value of the prior-period amount. "n/m" means not meaningful.

Revenue.
Revenue increased by $96,309, or 51.0%, to $285,256 from $188,947. Acheron, acquired on June 17, 2026, contributed $42,776. Excluding Acheron, revenue increased by $53,533, or 28.3%, to $242,480, which increase is primarily attributable to an increase in development fees charged by our South African operations during the period.   Four customers accounted for about 46% of revenue in the six-month period, and our largest customer accounted for 21%.

Cost of revenue and gross profit.
Cost of revenue increased by $53,945, or 119.3%, to $99,146 from $45,201. Gross profit increased by $42,364, or 29.5%, to $186,110. Gross margin fell to 65.2% from 76.1%, which is primarily attributable to the increase in cost of revenue, as we engaged more contractors to assist with development.

General and administrative expenses.
General and administrative expenses increased by $178,974, or 97.4%, to $426,234 from $247,260, which increase is primarily attributable to share-based compensation and the overheads of Acheron, which we acquired on June 17, 2026.

Depreciation.
Depreciation was $1,604, compared with $1,757 in the prior-year quarter.

Other income (expense).
Other expense was $528,718, compared with $11,981 in the prior-year quarter. The $516,737 increase of other expense is primarily attributable to the $515,595 non-cash loss on settlement of notes payable to related parties through the issuance of common stock (see Note 9(b) to the financial statements).

Net loss.
Net loss was $770,446, compared with $117,252 in the prior-year quarter, an increased net loss of $653,194, which is primarily attributable to the $515,595 non-cash loss on settlement of notes payable to related parties and the $178,974 increase in general and administrative expenses, partly offset by the $42,364 increase in gross profit.

Six Months Ended August 31, 2026 Compared to Six Months Ended August 31, 2025

	Six Months	Six Months	Change	Change
	2026	2025	$	%
Revenue	511,603	359,361	152,242	42.4%
Cost of revenue	158,551	87,785	70,766	80.6%
Gross profit	353,052	271,576	81,476	30.0%

Depreciation	3,225	3,475	(250)	(7.2)%
General and administrative	694,424	503,974	190,450	37.8%
Total operating expenses	697,649	507,449	190,200	37.5%

Loss from operations	(344,597)	(235,873)	(108,724)	(46.1)%
Interest income	543	1,904	(1,361)	(71.5)%
Interest expense	(26,237)	(25,269)	(968)	(3.8)%
Loss on settlement of notes payable	(515,595)	–	(515,595)	n/m
Net loss	(885,886)	(259,238)	(626,648)	(241.7)%
Net loss attributable to noncontrolling interest	9,371	–	9,371	n/m
Net loss attributable to UPAY, Inc.	(876,515)	(259,238)	(617,277)	(238.1)%

Costs and expenses are shown as positive amounts; losses and other expense items are shown in parentheses. Percentage changes are calculated on the absolute value of the prior-period amount. "n/m" means not meaningful.

Revenue.
Revenue increased by $152,242, or 42.4%, to $511,603 from $359,361.  The revenue increase is primarily attributable to the acquisition of Acheron on June 17, 2026, which contributed $42,776, and an increase in development fees charged by our South African operations during the period.

Cost of revenue and gross profit.
Cost of revenue increased by $70,766, or 80.6%, to $158,551. Gross profit increased by $81,476, or 30.0%, to $353,052. The increase in the cost of revenue is primarily attributable to engaging more contractors to assist with development.  The increase in gross profit is primarily attributable to the increase in revenue described above, partly offset by the higher cost of revenue. Gross margin decreased to 69.0% from 75.6%.

General and administrative expenses.
General and administrative expenses increased by $190,450, or 37.8%, to $694,424 from $503,974, the increase of which is primarily attributable to the $116,651 increase in non-cash share-based compensation described below and the overheads of Acheron, which we acquired on June 17, 2026.

Non-cash share-based compensation paid in UPAY common stock was $185,151, consisting of $171,751 for directors and $13,400 for marketing services, compared with $68,500 in the prior-year period, an increase of $116,651.

Other income (expense).
Other expense was $541,289, compared with $23,365 in the prior-year period, which is primarily attributable to the $515,595 loss on settlement of notes payable to related parties.

Net loss.
Net loss was $885,886, compared with $259,238 in the prior-year period. Net loss attributable to UPAY, Inc. was $876,515, or $(0.05) per share, compared with $259,238, or $(0.02) per share.

Liquidity and Capital Resources

	August 31, 2026	February 28, 2026
Cash and cash equivalents	$117,304	$96,279
Total current assets	193,849	153,611
Total current liabilities	338,580	420,326
Working capital deficit	$(144,731)	$(266,715)

Total assets	$283,761	$227,409
Total liabilities	566,171	741,267
Total stockholders' deficit	(282,410)	(513,858)
Accumulated deficit	(4,452,327)	(3,569,874)

At August 31, 2026, we had cash and cash equivalents of $117,304 and a working capital deficit of $144,731, compared with $96,279 and $266,715 at February 28, 2026. The working capital deficit improved by $121,984, primarily because we settled related-party notes and accrued interest through the issuance of 1,000,000 shares of common stock in August 2026 (see Note 9(b) to the financial statements).

Accounts payable and accrued liabilities increased by $75,388, to $213,705, which is primarily attributable to approximately $99,000 of client collections held in our collection account at August 31, 2026, which we paid out on the first business day after quarter-end.

Our current liabilities include $50,500 of third-party promissory notes that matured in 2023 and remain unpaid. Accrued interest on those notes totalled $28,106 at August 31, 2026. They also include $47,887 due to related parties, consisting of accrued interest and non-interest-bearing advances from directors and officers. Our non-current liabilities include $140,000 of related-party notes and a $77,800 SBA loan bearing interest at 3.75% per annum (including the current portion).

Cash Flows

	Six Months Ended	Six Months Ended
	August 31, 2026	August 31, 2025
Net cash used in operating activities	$(74,279)	$(188,768)
Net cash provided by (used in) investing activities	1,555	(830)
Net cash provided by financing activities	100,000	170,000
Effect of exchange rate changes on cash	(6,251)	(246)
Net change in cash and cash equivalents	$21,025	$(19,844)

Operating activities.
Net cash used in operating activities was $74,279, compared with $188,768 in the prior-year period. The net loss of $885,886 included $703,971 of non-cash charges: the $515,595 loss on settlement of notes payable, $185,151 of share-based compensation, $3,225 of depreciation and $1,574 of bad debt provision. Working capital changes provided $106,062, primarily from a $75,546 increase in accounts payable and accrued liabilities and a $30,007 increase in amounts payable to related parties.

Investing activities.
Net cash provided by investing activities was $1,555. This consisted of $3,754 of cash acquired with Acheron, less $2,199 of purchases of computer equipment and furniture. In the prior-year period, we used $830 for equipment purchases.

Financing activities.
Net cash provided by financing activities was $100,000, from three notes payable to a company controlled by a significant shareholder. In the prior-year period, we raised $170,000 from related-party notes.

Going Concern and Capital Requirements

Our revenues are not sufficient to fund our operations and execute our business plan, and our independent registered public accounting firm's report on our fiscal 2026 financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We plan to fund operations through equity financing and, as needed, continued loans and advances from related parties. On October 1, 2026, we borrowed $50,000 from a company controlled by a significant shareholder (see Note 13 to the financial statements), which we are using as working capital for our South African operations and to cover our costs as a public company, including audit, legal and OTC Markets fees. No related party is obligated to continue providing funding, and we have no committed sources of financing. Additional equity financing, if available, will dilute existing stockholders. If we cannot obtain adequate financing on acceptable terms when needed, we may have to curtail operations, delay growth initiatives, or seek other strategic alternatives. We estimate that we will need approximately $350,000 over the next twelve months to fund working capital for our South African operations and the costs of being a public company, including audit, legal and OTC Markets fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Preparing financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. Our critical accounting estimates are described in the 2026 Annual Report. Recent accounting pronouncements are discussed in Note 2(g) to the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of August 31, 2026. Disclosure controls and procedures are designed to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions about required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2026, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described in the 2026 Annual Report, which relates to an inadequate control environment, the absence of independent directors and the absence of an audit committee financial expert.

Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On June 17, 2026, we acquired Acheron Systems (Pty) Ltd. We are integrating Acheron's processes and controls into our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings that management believes would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item. Information about risks affecting our business appears in the 2026 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2026, we issued the following securities that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K:

On June 17, 2026, we issued 50,000 shares of common stock, with a fair value of $70,000, to RKP Securities LLC, an entity controlled by a director, pursuant to a Director Agreement. We issued these securities in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

As of August 31, 2026 and the date of this report, we were in default on the following obligations:

•
Promissory note dated May 20, 2020 payable to a third-party lender, with principal of $25,000 and interest at 10% per annum, which matured on May 20, 2023. Accrued interest was $15,712 at August 31, 2026.

•
Promissory note dated October 22, 2021 payable to a third-party lender, with principal of $25,500 and interest at 10% per annum, which matured on October 13, 2023. Accrued interest was $12,394 at August 31, 2026.

•
Loan dated May 27, 2020 from the U.S. Small Business Administration, with principal of $77,800 and interest at 3.75% per annum, repayable in monthly instalments of $380. We have not made any payments on this loan since it was made. Accrued interest was $17,500 at August 31, 2026.

The total principal of these obligations is $128,300, and total accrued interest on them is $45,606 at August 31, 2026. We have not received any demand for payment or notice of enforcement action from any of these lenders.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended August 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Assignment of Notes Payable, dated July 30, 2026, among Emerging Markets Consulting, LLC, Randall Greene and UPAY, Inc.
10.2*	Note Extension Agreement, dated May 28, 2026, between UPAY, Inc. and Jacob Casper Fölscher
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPAY, INC.

Date: October 20, 2026	By:	/s/ Jacob C Folscher
Name: Jacob C Folscher
Title: Chief Executive Officer (Principal Executive Officer)

Date: October 20, 2026	By:	/s/ Jacob C Folscher
Name: Jacob C Folscher
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

